Form 10-Q
period 2021-09-30
HireRight Holdings Corp
filed 2021-11-19
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________

Commission file number 001-04321
HireRight Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-1092072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Centerview Drive, Suite 300	Nashville	Tennessee	37214
(Address of Principal Executive Offices)			(Zip Code)
(615) 320-9800
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	HRT	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The registrant had outstanding 79,390,513 shares of common stock as of November 18, 2021.

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references refer: (1) following the consummation of our conversion to a Delaware corporation on October 15, 2021 in connection with our initial public offering, to HireRight Holdings Corporation, and (2) prior to the completion of such conversion, to HireRight GIS Group Holdings, LLC. See Note 1, “Organization, Basis of Presentation and Consolidation and Use of Estimates—Organization” to this Quarterly Report on Form 10-Q for further information.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
	(in thousands, except unit amounts)
Assets
Current assets
Cash and cash equivalents	$19,656	$19,077
Restricted cash	4,982	4,982
Accounts receivable, net of allowance for doubtful accounts of $4,277 and $3,919 at September 30, 2021 and December 31, 2020, respectively	151,801	107,800
Prepaid expenses and other current assets	21,992	18,221
Total current assets	198,431	150,080
Property and equipment, net	14,457	17,486
Intangible assets, net	403,862	448,816
Goodwill	819,639	820,032
Other non-current assets	18,258	17,238
Total assets	$1,454,647	$1,453,652
Liabilities and Members' Equity
Current liabilities
Accounts payable	$10,053	$24,608
Accrued expenses and other current liabilities	76,488	56,809
Accrued salaries and payroll	29,319	23,125
Derivative instruments, current	18,772	18,258
Debt, current portion	8,350	8,350
Total current liabilities	142,982	131,150
Debt, long-term portion	1,009,936	1,013,397
Derivative instruments, long-term	19,097	35,317
Deferred taxes	15,164	13,567
Other non-current liabilities	3,052	3,334
Total liabilities	1,190,231	1,196,765
Commitments and contingencies (Note 12)
Class A Units - 57,168,291 units issued and outstanding at September 30, 2021 and December 31, 2020	590,711	590,711
Additional paid-in capital	17,853	15,360
Accumulated deficit	(347,398)	(339,061)
Accumulated other comprehensive income (loss)	3,250	(10,123)
Total members’ equity	264,416	256,887
Total liabilities and members’ equity	$1,454,647	$1,453,652
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except units and per unit amounts)
Revenues	$204,981	$130,674	$531,522	$390,121

Expenses
Cost of services (exclusive of depreciation and amortization below)	111,328	69,683	295,832	215,143
Selling, general and administrative	47,652	48,347	130,261	128,583
Depreciation and amortization	19,531	19,808	56,013	58,283
Total expenses	178,511	137,838	482,106	402,009
Operating income (loss)	26,470	(7,164)	49,416	(11,888)

Other expenses
Interest expense	18,518	18,597	54,674	56,930
Other expense (income), net	22	(185)	125	628
Total other expense	18,540	18,412	54,799	57,558
Income (loss) before income taxes	7,930	(25,576)	(5,383)	(69,446)
Income tax expense	649	1,466	2,954	3,490
Net income (loss)	$7,281	$(27,042)	$(8,337)	$(72,936)

Net income (loss) per unit:
Basic	$0.13	$(0.47)	$(0.15)	$(1.28)
Diluted	$0.13	$(0.47)	$(0.15)	$(1.28)
Weighted average units outstanding:
Basic	57,168,291	57,168,291	57,168,291	57,168,291
Diluted	57,199,204	57,168,291	57,168,291	57,168,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$7,281	$(27,042)	$(8,337)	$(72,936)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swaps	(991)	(1,426)	973	(35,137)
Reclassification adjustments included in earnings (1)	5,018	4,854	14,733	11,136
Total unrealized gain (loss)	4,027	3,428	15,706	(24,001)
Currency translation adjustment, net of taxes of $16 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $1 and $0 for the nine months ended September 30, 2021 and 2020, respectively.	(3,595)	4,616	(2,333)	(2,011)
Other comprehensive income (loss)	432	8,044	13,373	(26,012)
Comprehensive income (loss)	$7,713	$(18,998)	$5,036	$(98,948)

(1)    Represents the reclassification of the effective portion of the gain on the Company's interest rate swaps into interest expense.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Members' Equity (Unaudited)

	Three Months Ended September 30, 2021
	Class A Member Units Outstanding	Class A Member Unit Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members’ Equity
	(in thousands, except unit amounts)
Balances at June 30, 2021	57,168,291	$590,711	$17,012	$(354,679)	$2,818	$255,862
Net income	—	—	—	7,281	—	7,281
Equity-based compensation	—	—	841	—	—	841
Other comprehensive income	—	—	—	—	432	432
Balances at September 30, 2021	57,168,291	$590,711	$17,853	$(347,398)	$3,250	$264,416

	Three Months Ended September 30, 2020
	Class A Member Units Outstanding	Class A Member Unit Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	(in thousands, except unit amounts)
Balances at June 30, 2020	57,168,291	$590,711	$13,832	$(292,878)	$(28,817)	$282,848
Net loss	—	—	—	(27,042)	—	(27,042)
Equity-based compensation	—	—	880	—	—	880
Other comprehensive income	—	—	—	—	8,044	8,044
Balances at September 30, 2020	57,168,291	$590,711	$14,712	$(319,920)	$(20,773)	$264,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Members' Equity (Unaudited)

	Nine Months Ended September 30, 2021
	Class A Member Units Outstanding	Class A Member Unit Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	(in thousands, except unit amounts)
Balances at December 31, 2020	57,168,291	$590,711	$15,360	$(339,061)	$(10,123)	$256,887
Net loss	—	—	—	(8,337)	—	(8,337)
Equity-based compensation	—	—	2,493	—	—	2,493
Other comprehensive income	—	—	—	—	13,373	13,373
Balances at September 30, 2021	57,168,291	$590,711	$17,853	$(347,398)	$3,250	$264,416

	Nine Months Ended September 30, 2020
	Class A Member Units Outstanding	Class A Member Unit Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	(in thousands, except unit amounts)
Balances at December 31, 2019	57,168,291	$590,711	$12,142	$(246,984)	$5,239	$361,108
Net loss	—	—	—	(72,936)	—	(72,936)
Equity-based compensation	—	—	2,570	—	—	2,570
Other comprehensive loss	—	—	—	—	(26,012)	(26,012)
Balances at September 30, 2020	57,168,291	$590,711	$14,712	$(319,920)	$(20,773)	$264,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net loss	$(8,337)	$(72,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,013	58,283
Deferred income taxes	1,933	2,601
Amortization of debt issuance costs	3,139	3,012
Amortization of contract assets	2,782	2,159
Equity-based compensation	2,493	2,570
Other non-cash charges, net	(541)	1,457
Changes in operating assets and liabilities:
Accounts receivable	(44,715)	3,229
Prepaid expenses and other current assets	(2,327)	2,471
Other non-current assets	(4,157)	(3,275)
Accounts payable	(13,736)	(7,932)
Accrued expenses and other current liabilities	19,676	14,241
Accrued salaries and payroll	6,194	1,504
Other non-current liabilities	626	337
Net cash provided by operating activities	19,043	7,721
Cash flows from investing activities
Purchases of property and equipment	(5,092)	(4,156)
Capitalized software development	(4,891)	(5,024)
Cash paid for acquisitions, net of cash acquired	—	(96)
Net cash used in investing activities	(9,983)	(9,276)
Cash flows from financing activities
Repayments of debt	(6,263)	(6,263)
Borrowings on line of credit	30,000	50,000
Repayments on line of credit	(30,000)	(40,000)
Payment of holdbacks	—	(1,000)
Payment of capital lease obligations	—	(402)
Other financing	(1,240)	—
Net cash (used in) provided by financing activities	(7,503)	2,335
Net increase in cash, cash equivalents and restricted cash	1,557	780
Effect of exchange rates	(978)	(642)
Cash, cash equivalents and restricted cash
Beginning of period	24,059	21,180
End of period	$24,638	$21,318
Cash paid for
Interest	$51,355	$36,279
Income taxes	787	(21)
Supplemental schedule of non-cash operating activities
Unpaid deferred offering costs	$2,975	$—
Supplemental schedule of non-cash investing and financing activities
Unpaid property and equipment and capitalized software purchases	$468	$433
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Consolidation and Use of Estimates

Organization

HireRight GIS Group Holdings LLC (“HGGH”), was formed in July 2018 through the combination of two groups of companies: the HireRight Group and the GIS Group, each of which include a number of wholly-owned subsidiaries that conduct the Company’s business within the United States of America (the “U.S.”), as well as countries outside the U.S. Since July 2018 the combined group of companies and their subsidiaries have operated as a unified operating company providing screening and compliance services, predominantly under the HireRight brand.

On October 15, 2021, HGGH converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The foregoing conversion and related transactions are referred to herein as the “Corporate Conversion”. The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.

On October 18, 2021, HireRight Holdings Corporation effected a one-for-15.969236 reverse stock split (the “Stock Split”). The accompanying condensed consolidated financial statements give retroactive effect to the Stock Split for all periods presented.

On November 2, 2021, the Company completed its initial public offering (“IPO”), in which the Company sold 22,222,222 shares of its common stock, $0.001 par value per share at an offering price of $19.00 per share. The Company received net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of approximately $5.5 million. The Company granted the underwriters an option for a period of 30 days to purchase up to an additional 3,333,333 shares of common stock at $19.00 per share less discounts and commissions. The underwriters have until November 27, 2021 to exercise their option to purchase additional shares.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s prospectus, dated October 28, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on November 1, 2021 (the “Prospectus”). The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements have been included. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2020, included in the Prospectus. Certain reclassifications have been made to prior year presentation to conform to current year presentation.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2020, included in the Prospectus. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2021, except as noted below.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with the sale of the Company’s common stock in its IPO, including certain legal, accounting, and other IPO-related costs. At the completion of the IPO, the deferred offering costs will be recorded as a reduction from the proceeds of the offering. As of September 30, 2021 and December 31, 2020, $4.2 million and zero, respectively, of deferred offering costs had been recorded within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

Use of Estimates

Preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments and assumptions when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, uncertain tax positions, income tax expense, derivative instruments, fair value of debt, equity-based compensation expense, useful lives assigned to long-lived assets, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the potential impact of the coronavirus (“COVID-19”).

Correction of Immaterial Misstatement

In connection with the preparation of its condensed consolidated financial statements for the quarter ended September 30, 2021, the Company identified immaterial errors in its historical financial statements. The errors resulted in understatement of goodwill, provision for income taxes, and deferred tax liability and overstatement of prepaid expenses and other current assets, accrued expenses and other current liabilities, and selling, general and administrative expenses. The Company evaluated the effect of these errors on prior periods under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 - Materiality, and determined the amounts were not material to any previously-issued financial statements. The Company also evaluated the effect of correcting these errors through a cumulative adjustment to the condensed consolidated financial statements and concluded, based on the guidance within SAB No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, it was appropriate to correct these errors out of period during the quarter ended September 30, 2021.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets, which could continue to negatively impact the Company’s customers’ access to working capital necessary to fund their operations, resulting in lower revenue for the Company. The COVID-19 pandemic and the resulting economic conditions and government shut down orders resulted in a decrease in total employment and hiring on a global level.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s financial results and prospects are impacted by the number of hires and the total level of employment. The Company’s results for the year ended December 31, 2020 were negatively impacted by the temporary drop in hiring and the associated pre-employment background screen demand, which peaked during the second quarter of 2020. The temporary drop in order volume negatively impacted total revenues, net income and cash flows from operations during 2020. While the peak of the pandemic impact on the Company occurred during April and May of 2020, the Company began to see a steady recovery beginning in June 2020, which continued throughout the year and into 2021.

2. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

Accounting Pronouncements Adopted in 2021

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance is effective for the Company for annual periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021. The Company adopted this ASU prospectively, and the adoption did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which aims to improve the accounting for acquired revenue contracts with customers in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance is effective for the Company for annual periods beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact and applicability of this new standard on the condensed consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are elective and apply to all entities that have derivative instruments that use various reference rates, including the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. The new guidance is effective immediately for all entities and amendments may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within those fiscal years. ASU 2019-10 delayed the effective

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
date for this guidance until the fiscal year beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) related to the reporting of leases. The guidance requires recognition of most leases on the balance sheet as a right-of-use asset and a lease liability. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which deferred adoption until periods after December 15, 2020. In June 2020, the FASB issued ASU 2020-05, “Topic 606 and Topic 842: Effective Dates for Certain Entities”, which defers the effective date of ASU 2016-02 for one year for entities in the “all other” category. Therefore, the standard is now effective for the Company for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted.

In March 2021, the Company established an implementation team and engaged external advisers and solution providers to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes, or necessary systems. The Company has entered into agreements to procure software and services to facilitate adoption of the guidance. The Company is performing a detailed review of its leases and other contractual arrangements, system implementation requirements, and practical expedient alternatives available.

While the Company continues to assess all of the effects of the new standard, the Company expects the adoption of ASU 2016-02 to result in recognition of right-of-use assets and lease liabilities in the Company’s condensed consolidated balance sheet, and new disclosures in the footnotes to the Company’s condensed consolidated financial statements. The Company is unable to quantify the impact on the condensed consolidated financial statements at this time but expects the new standard to have a material effect on its condensed consolidated balance sheet.

3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Prepaid software licenses, maintenance, and insurance	$12,882	$13,105
Other prepaid expenses and current assets	9,110	5,116
Total prepaid expenses and other current assets	$21,992	$18,221

The components of other non-current assets were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Contract implementation costs	$17,041	$15,768
Other non-current assets	1,217	1,470
Total other non-current assets	$18,258	$17,238
Interest expense includes the amortization of $0.1 million of debt issuance costs for the Company’s revolving credit agreement for both the three months ended September 30, 2021 and 2020 and $0.3 million for both the nine months ended September 30, 2021 and 2020. Amortization of debt issuance costs for the Company’s revolving credit agreement is recorded in other non-current assets on the Company’s condensed consolidated balance sheets.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Please see Note 14 — Revenues for further discussion on contract implementation assets and related amortization included in cost of services in the Company’s accompanying condensed consolidated statements of operations.

4. Goodwill

The changes in the carrying amount of goodwill from December 31, 2020 to September 30, 2021 were as follows:

(in thousands)
Balance at December 31, 2020	$820,032
Foreign currency translation	(1,083)
Other (1)	690
Balance at September 30, 2021	$819,639

(1)Includes $0.7 million related to the out-of-period adjustment discussed in Note 1.

5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued data and direct labor costs	$31,966	$20,064
Litigation settlements (Note 13)	13,424	12,916
Other (1)	31,098	23,829
Total accrued expenses and other current liabilities	$76,488	$56,809
________________
(1)As of both September 30, 2021 and December 31, 2020, the Company had $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018. A total of $3.9 million was held in escrow as of both September 30, 2021 and December 31, 2020 related to prior restructurings from predecessor entities.

6. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Wages, benefits and taxes	$17,158	$14,719
Accrued bonus	12,161	8,406
Total accrued salaries and payroll	$29,319	$23,125

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Debt

The components of debt were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
First Lien Term Loan Facility	$809,951	$816,213
Second Lien Term Loan Facility	215,000	215,000
Revolving Credit Facility	10,000	10,000
Total debt	1,034,951	1,041,213
Less: Original issue discount	(3,892)	(4,499)
Less: Unamortized debt issuance costs	(12,773)	(14,967)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$1,009,936	$1,013,397

On July 12, 2018, the Company entered into the following credit arrangements:
•a first lien senior secured term loan facility, in an aggregate principal amount of $835.0 million, maturing on July 12, 2025 (the “First Lien Term Loan Facility”);
•a first lien senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million, including a $40.0 million letter of credit sub-facility, maturing on July 12, 2023 (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”); and
•a second lien senior secured term loan facility, in an aggregate principal amount of $215.0 million, maturing on July 12, 2026 (the “Second Lien Term Loan Facility” and, together with the First Lien Facilities, the “Senior Facilities”).

First Lien Facilities

The Company is required to make scheduled quarterly payments equal to 0.25% of the aggregate initial outstanding principal amount of the First Lien Term Loan Facility, or approximately $2.1 million per quarter, with the remaining balance payable at maturity.

The Company may make voluntary prepayments on the First Lien Term Loan Facility at any time prior to maturity at par.

The Company is required to make prepayments on the First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the outstanding First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three and nine months ended September 30, 2021 and 2020, the Company was not required to make a prepayment under the First Lien Term Loan Facility based on the Company’s excess cash flow.

The First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
borrowings under the First Lien Revolving Credit Facility is 3.00% for LIBOR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of September 30, 2021, the First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Revolving Credit Facility accrued interest at one-month LIBOR plus 3.00%.

The Company’s obligations under the First Lien Facilities are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions.

As of September 30, 2021, the Company had approximately $88.2 million in available borrowing under the Revolving Credit Facility, after utilizing approximately $1.8 million for letters of credit. The Company is required to pay a quarterly fee of 0.50% on unutilized commitments under the Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of September 30, 2021 and December 31, 2020, the quarterly fee on unutilized commitments under the Revolving Credit Facility was 0.50%.

Second Lien Term Loan Facility

The Company may make voluntary prepayments on the Second Lien Term Loan Facility at any time prior to maturity at par.

The Company is required to make prepayments on the Second Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights, in each case to the extent permitted under the First Lien Facilities prior to the repayment in full and discharge thereof. Additionally, the Company is required to make annual prepayments on the outstanding Second Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold, to the extent permitted under the First Lien Facilities prior to the repayment in full and discharge thereof. For the three and nine months ended September 30, 2021 and 2020, the Company was not required to make an annual prepayment under the Second Lien Term Loan Facility based on the Company’s excess cash flow.

The Second Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR with a floor of 0.00% or (b) ABR, in each case, plus the applicable margin of 7.25% for LIBOR loans and 6.25% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. As of September 30, 2021 and December 31, 2020 the Second Lien Term Loan Facility accrued interest at one-month LIBOR plus 7.25%.

The Company’s obligations under the Second Lien Term Loan Facility are guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries and are secured by second-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions.

Debt Covenants

The Senior Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Senior Facilities also provide for customary events of default. The Company was in compliance with the covenants under the Senior Facilities for the three and nine months ended September 30, 2021.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is also subject to a springing financial maintenance covenant under the Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of September 30, 2021 and December 31, 2020, as outstanding loans and letters of credit under the Revolving Credit Facility did not exceed 35% of the total commitments under the facility.

Other

Interest expense includes the amortization of debt discount and debt issuance costs related to the First Lien Term Loan Facility and the Second Lien Term Loan Facility of $0.2 million and $0.7 million, respectively, for both of the three months ended September 30, 2021 and 2020. The amortization of debt discount and debt issuance costs for the nine months ended September 30, 2021 amounted to $0.6 million and $2.2 million, respectively, and $0.6 million and $2.1 million, respectively, for the nine months ended September 30, 2020. In addition, interest expense includes the amortization of debt issuance costs for the Revolving Credit Facility of $0.1 million for both of the three months ended September 30, 2021 and 2020 and $0.3 million for both of the nine months ended September 30, 2021 and 2020. Unamortized debt issuance costs for the Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets.

The weighted average interest rate on outstanding borrowings as of September 30, 2021 and December 31, 2020 was 4.57% and 5.06%, respectively.

See Note 19 — Subsequent Events included in these condensed consolidated financial statements for a description of the repayment of certain of the outstanding debt with proceeds from the IPO.

8. Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and requires disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured at fair value.

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1    Quoted prices in active markets for identical assets and liabilities;

Level 2    Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in inactive markets, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data; or

Level 3    Amounts derived from valuation models in which unobservable inputs reflect the reporting entity’s own assumptions about the assumptions of market participants that would be used in pricing the asset or liability, such as discounted cash flow models or valuations.

Recurring Fair Value Measurements

The carrying amounts of the Company’s cash, cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value due to the short-term maturity of these instruments.

The Company’s outstanding debt instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s debt, which is Level 2 of the fair value hierarchy, is based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s derivative instruments consist of interest rate swap contracts which are Level 2 of the fair value hierarchy and reported in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 as derivative liabilities current and derivative liabilities long-term. Please see Note 9 — Derivative Instruments for more information.

The fair value of the Company’s First Lien Term Loan Facility and Second Lien Term Loan Facility is calculated based upon market price quotes obtained for the Company’s debt agreements (Level 2 fair value inputs). The fair value of the Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to the Company. The estimated fair values were as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
First Lien Term Loan Facility	$807,529	$800,972	$813,361	$784,894
Second Lien Term Loan Facility	213,528	202,453	213,353	160,014
Revolving Credit Facility	10,000	10,000	10,000	10,000
Total	$1,031,057	$1,013,425	$1,036,714	$954,908

9. Derivative Instruments

The Company is exposed to changes in interest rates as a result of the Company’s financing activities used to fund business operations. Primary exposures include movements in LIBOR. The nature and amount of the Company’s long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. To minimize this risk, the Company entered into interest rate swap agreements, effective September 26, 2019 for a total notional amount of $700 million (the “Interest Rate Swap Agreements”). The Interest Rate Swap Agreements are designed to provide predictability against changes in the interest rates on the Company’s debt, as the Interest Rate Swap Agreements convert a portion of the variable interest rate on the Company’s debt to a fixed rate. The Interest Rate Swap Agreements expire on December 31, 2023.
The Company has elected hedge accounting treatment for the Interest Rate Swap Agreements. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate swap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, the effective portion of the Interest Rate Swap Agreements was included on the condensed consolidated balance sheet in accumulated other comprehensive income (loss).
During the three and nine months ended September 30, 2021 and 2020, the Company reclassified interest expense related to hedges of these transactions into earnings in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest expense reclassified into earnings	$5,018	$4,854	$14,733	$11,136
For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on the Company’s condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
value, to the extent effective, recognized in accumulated other comprehensive income (loss) until reclassified into earnings when the related transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. No portion of the cash flow hedge was ineffective during the three and nine months ended September 30, 2021 and 2020.
The fair value of the Interest Rate Swap Agreements was as follows:

	September 30, 2021
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative instruments, current	$—	$18,772	$—	$18,772
Derivative instruments, long-term	—	19,097	—	19,097
Total liabilities measured at fair value	$—	$37,869	$—	$37,869

	December 31, 2020
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative instruments, current	$—	$18,258	$—	$18,258
Derivative instruments, long-term	—	35,317	—	35,317
Total liabilities measured at fair value	$—	$53,575	$—	$53,575

There were no amounts excluded from the measurement of hedge effectiveness at September 30, 2021 and December 31, 2020. Please see Note 10 — Accumulated Other Comprehensive Income (Loss) for further information. Also see Note 7 — Fair Value Measurements for further information on the Company’s derivative instruments.

The results of derivative activities are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists primarily of unrealized changes in fair value of derivative instruments that qualify for hedge accounting and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of September 30, 2021 and December 31, 2020 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2020	$(13,646)	$3,523	$(10,123)
Other comprehensive income (loss)	15,706	(2,333)	13,373
Balance at September 30, 2021	$2,060	$1,190	$3,250

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The maximum period over which the Interest Rate Swap Agreements are designated is December 31, 2023. Assuming interest rates at September 30, 2021 remain constant, approximately $18.8 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 12 months. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in interest rates.

11. Segments and Geographic Information

The Company determines its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s President and Chief Executive Officer is the Company’s CODM. The Company’s operating segments may not be comparable to similar companies in similar industries. The Company has determined it operates in one reportable segment.

Revenues are attributed to each geographic region based on the location of the entity for which the Company’s services and revenue originate. The following tables summarize the Company’s revenues by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percent)
Revenues
United States	$189,097	92.3%	$122,966	94.1%	$491,490	92.5%	$363,846	93.3%
International	15,884	7.7%	7,708	5.9%	40,032	7.5%	26,275	6.7%
Total revenues	$204,981	100.0%	$130,674	100.0%	$531,522	100.0%	$390,121	100.0%

The following table summarizes the Company’s property and equipment, net by geographic region:

	September 30, 2021	December 31, 2020
	(in thousands)
Property and equipment, net
United States	$8,897	$12,613
International	5,560	4,873
Total property and equipment, net	$14,457	$17,486

12. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into agreements with customers, providers of services and data that the Company uses in its business operations, and other third parties pursuant to which the Company agrees to indemnify and defend them and their affiliates for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, and other costs and liabilities. Generally, these indemnity and defense obligations relate to claims and losses that result from the Company’s acts or omissions, including actual or alleged process errors, inclusion of erroneous or impermissible information, or omission of includable information in background reports that the Company prepares. In addition, under some circumstances, the Company agrees to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
parties. For example, its business interposes the Company between suppliers of information that the Company includes in its background reports and customers that use those reports; the Company generally agrees to indemnify and defend its customers against claims and losses that result from erroneous information provided by its suppliers, and also to indemnify and defend its suppliers against claims and losses that result from misuse of their information by its customers.
The Company’s agreements with customers, suppliers, and other third parties typically include provisions limiting its liability to the counterparty, and the counterparty’s liability to the Company. However, these limits often do not apply to indemnity obligations. The Company’s rights to recover from one party for its acts or omissions may be capped below its obligation to another party for those same acts or omissions, and its obligation to provide indemnity and defense for its own acts or omissions in any particular situation may be uncapped.
The Company has also entered into indemnification agreements with the members of its board of managers and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual.
The Company is not aware of any demands to provide indemnity or defense under such agreements that would reasonably be expected to have a material adverse effect on its condensed consolidated financial statements, financial condition or results of operations.
13. Legal Proceedings

The Company is subject to claims, investigations, audits, and enforcement proceedings by private plaintiffs, third parties the Company does business with, and federal, state and foreign authorities charged with overseeing the enforcement of laws and regulations that govern the Company’s business. In the U.S., most of these matters arise under the federal Fair Credit Reporting Act and various state and local laws focused on privacy and the conduct and content of background reports. These claims are typically brought by individuals alleging process errors, inclusion of erroneous or impermissible information, or failure to include appropriate information in background reports prepared about them by the Company. Proceedings related to the Company’s U.S. operations may also be brought under the same laws by the Consumer Financial Protection Bureau or Federal Trade Commission, or by state authorities. Claims or proceedings may also arise under the European Union (“E.U.”) General Data Protection Regulation and other laws around the world addressing privacy and the use of background information such as criminal and credit histories, and may be brought by individuals about whom the Company has prepared background reports or by the Data Protection Authorities of E.U. member states and other governmental authorities. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual.

In addition to claims related to privacy and background checks, the Company is also subject to other claims and proceedings arising in the ordinary course of its business, including without limitation employment-related claims and claims for alleged taxes owed, infringement of intellectual property rights, and breach of contract.
The Company accrues for contingent liabilities if it is probable that a liability has been incurred and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote.
Although the Company and its subsidiaries are subject to various claims and proceedings from time to time in the ordinary course of business, the Company and its subsidiaries are not party to any pending legal proceedings that the Company believes to be material except as set forth below.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
In 2009 and 2010, approximately 24 lawsuits were filed against HireRight Solutions, Inc. (“Old HireRight”), which is the predecessor to the Company’s subsidiary HireRight, LLC, by approximately 1,400 individuals alleging violation of the California Investigative Consumer Reporting Agencies Act by Old HireRight and one of its customers (the “Customer”) related to background reports that Old HireRight prepared for the Customer about those individuals (the “Action”). The Customer was also named as a defendant in the Action.
In February of 2015, for unrelated reasons, Old HireRight’s former parent company and certain of its domestic affiliates, including Old HireRight, each filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532, thereby commencing Chapter 11 cases (the “Bankruptcy”). Each plaintiff in the Action filed proofs of claim in the Bankruptcy against Old HireRight asserting an unliquidated general unsecured claim based upon the Action. In August 2015, the Bankruptcy court entered an order confirming the debtors’ Chapter 11 plan of reorganization in the Bankruptcy (the “Plan”).
Plaintiffs’ recovery from HireRight, LLC for claims accrued prior to the filing of the Bankruptcy is limited by the Plan to the Plaintiffs’ pro-rata portion of the Bankruptcy unsecured creditors’ pool. However, the Plan does not limit HireRight, LLC’s liability for claims accrued after the filing of the Bankruptcy, plaintiffs’ recovery from the Customer, or claims against Old HireRight’s insurer.

Following a complex procedural history and unsuccessful mediation sessions over an extended period of time, in October 2020, plaintiffs’ counsel made a settlement offer. While the Company believed and continues to believe it has valid defenses, the Company engaged in negotiations with the plaintiffs’ counsel and on November 6, 2020 was able to reach a settlement agreement that the Company viewed as acceptable to avoid the expense and risk of further litigation.
Based upon the foregoing, the Company accrued $12.1 million pursuant to the settlement agreement and potential separate individual settlements with plaintiffs who did not subscribe to the settlement agreement. See Note 19 — Subsequent Events included in these condensed consolidated financial statements for more information regarding payment of this legal settlement liability.
While Old HireRight’s insurer has denied coverage, the Company believes it has valid claims against the carrier and intends to pursue them. Any insurance recovery would offset the cost of the settlement to HireRight, LLC, but at this time the Company is not able to assess the likelihood or amount of any potential insurance recovery.
14. Revenues

Revenues consist of service revenue and surcharge revenue. Service revenue represents fees charged to customers for performing screening and compliance services. Surcharge revenue consists of fees charged to customers for obtaining data from federal, state and local jurisdictions, and certain commercial data wholesalers, which are required to fulfill the Company’s screening and compliance service obligations. These fees are predominantly charged to the Company’s customers at cost. Revenue is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues
Service revenues	$152,332	$98,587	$395,624	$294,175
Surcharge revenues	52,649	32,087	135,898	95,946
Total revenues	$204,981	$130,674	$531,522	$390,121

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including salaries and wages incurred to onboard the customer on the Company’s platform to enable the customer's ability to request and access completed background screening reports. Contract implementation costs are recorded in other non-current assets on the Company’s condensed consolidated balance sheets. Included in cost of services is $1.0 million and $2.8 million related to contract implementation costs for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2020, respectively. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.
15. Income Taxes

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$7,930	$(25,576)	$(5,383)	$(69,446)
Income tax expense	649	1,466	2,954	3,490
Effective tax rate	8.2%	5.7%	54.9%	5.0%

In general, with certain exceptions ASC 740-270, Income Taxes, requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period. The Company has used a discrete-period effective tax rate, which reflects the actual tax attributable to year-to-date earnings and losses for the three and nine months ended September 30, 2021 and 2020. Due to operating losses, the Company has determined that it is unable to reliably estimate its annual effective tax rate. A small change in the Company’s estimated marginal pretax results for the year ending December 31, 2021 may result in a material change in the expected annual effective tax rate.

On July 22, 2020, the United Kingdom enacted a law that increased the corporate income tax rate from 17% to 19% beginning in April 2021. As a result of the tax rate change, the Company re-valued its deferred taxes in the United Kingdom and recognized tax expense of $0.7 million for the three and nine months ended September 30, 2020.

On June 10, 2021, the United Kingdom enacted a law that increased the corporate income tax rate from 19% to 25% beginning in April 2023. As of result of the tax rate change, the Company re-valued its deferred taxes in the United Kingdom and recognized tax expense of $1.5 million for the nine months ended September 30, 2021.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income tax expense for the three months ended September 30, 2021 and 2020 was $0.6 million and $1.5 million, respectively. The rate for the three months ended September 30, 2021 differs from the Federal statutory rate of 21% primarily due to valuation allowances and state taxes. The rate for the three months ended September 30, 2020 differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom, valuation allowances and state taxes.

Income tax expense for the nine months ended September 30, 2021 and 2020 was $3.0 million and $3.5 million, respectively. The rate for the nine months ended September 30, 2021 differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom, valuation allowances, and state taxes. The rate for the nine months ended September 30, 2020 differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom, valuation allowances and state taxes.

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any. The timing and amount of future earnings are uncertain. Because of the Company’s lack of U.S. earnings history, the Company’s net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill.

In connection with the IPO, the Company executed an income tax receivable agreement (the “TRA”) with certain pre-IPO owners. See Note 19 — Subsequent Events included in these condensed consolidated financial statements for more information regarding the TRA.

16. Equity-Based Compensation
On October 22, 2018, the Company implemented the HireRight GIS Group Holdings LLC Equity Incentive Plan (“Equity Plan”). The Equity Plan provides for the issuance of up to 4,573,463 Class A Units of the Company (“Units”) pursuant to awards made under the Equity Plan to members of the board of managers, officers and employees as determined by the Company’s compensation committee. Outstanding Unit options vest based either upon continued service (“Time-Vesting Options”), or upon attainment of specified levels of cash-on-cash return to the Company’s investors as a multiple of invested capital (“MOIC”) on their investments in the Company (“Performance-Vesting Options”). Outstanding Unit option awards issued to officers and employees consist of half Time-Vesting Options and half Performance-Vesting Options.

The Company did not grant any options during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company granted option awards covering 229,195 units, of which 53,858 units are Time-Vesting Options and the remaining option awards covering 175,337 units are half Time-Vesting Options and half Performance-Vesting Options. The Time-Vesting Options and Performance Vesting Options granted during 2021 under the Equity Plan had a weighted-average grant date fair value of $7.98 and $5.12, respectively, calculated using the Monte Carlo simulation.

Included in selling, general and administrative expenses is equity-based compensation expense of $0.8 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively. For Time-Vesting Options and Performance-Vesting Options outstanding and unvested as of September 30, 2021, the Company will recognize future compensation expense of approximately $5.1 million and $13.1 million, respectively, over a weighted average remaining vesting period of 1.4 years and 1.3 years, respectively.

In connection with the IPO, the Company entered into new compensation plans. See Note 19 — Subsequent Events included in these condensed consolidated financial statements for more information regarding the adoption of the Omnibus Incentive Plan and the Employee Stock Purchase Plan in connection with the IPO.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Members' Equity

As of September 30, 2021 and prior to the Corporate Conversion, outstanding equity interests in the Company consisted only of Class A Units, as defined in the operating agreement of the Company (“Operating Agreement”), and outstanding equity-based compensation awards consisted only of options exercisable for Class A Units. The rights, powers, duties, obligations, and liabilities of the Company’s members as holders of the Company’s Class A Units (“Members”) are set forth in the Operating Agreement. Under the Operating Agreement, distributions, if any, were to be made to Members, at such times as the Company’s board of managers determined, pro rata in accordance with their respective ownership of Class A Units. In conjunction with the Corporate Conversion in October 2021, all of the Company’s outstanding equity interests were converted into shares of common stock. See Note 19 — Subsequent Events included in these condensed consolidated financial statements for more information about the Corporate Conversion.

18. Earnings Per Unit

Basic net income (loss) per unit (“EPU”) is computed by dividing net income (loss) by the weighted-average number of outstanding Class A units.

The weighted average outstanding Class A units may include potentially dilutive units. At September 30, 2020, 3,927,359 potentially dilutive options were excluded from the calculations of diluted EPU because including them would have had an anti-dilutive effect.

Basic and diluted EPU for the three and nine months ended September 30, 2021 and 2020 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except unit and per unit data)
Numerator:
Net income (loss)	$7,281	$(27,042)	$(8,337)	$(72,936)
Denominator:
Weighted average units outstanding - basic	57,168,291	57,168,291	57,168,291	57,168,291
Effect of dilutive options	30,913	—	—	—
Weighted average units outstanding - diluted	57,199,204	57,168,291	57,168,291	57,168,291

Net income (loss) per unit:
Basic	$0.13	$(0.47)	$(0.15)	$(1.28)
Diluted	$0.13	$(0.47)	$(0.15)	$(1.28)

19. Subsequent Events

The following material events occurred subsequent to September 30, 2021.

Initial Public Offering
On November 2, 2021, the Company completed the initial public offering of its common stock. See Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies included in these condensed consolidated financial statements for more information about the IPO.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Corporate Conversion and Stock Split
In preparation for its IPO, on October 15, 2021, the Company converted into a Delaware corporation and changed its name to HireRight Holdings Corporation, and on October 18, 2021, HireRight Holdings Corporation effected a one-for-15.969236 reverse stock split.

Use of Proceeds
On November 3, 2021, the Company used approximately $215.0 million of the net proceeds from the IPO to repay, in full, indebtedness under the Second Lien Term Loan Facility. In addition, the Company recorded a $3.4 million write off of unamortized deferred financing fees and unamortized original issue discounts related to the repayment of debt under the Second Lien Term Loan Facility.

Income Tax Receivable Agreement

In connection with the Company’s IPO during the fourth quarter of 2021, the Company entered into the TRA, which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including assumptions relating to state and local income taxes, to calculate tax benefits. The Company will record an estimated total liability of approximately $209.9 million and a reduction to Additional paid-in capital of approximately $209.9 million in connection with the TRA during the fourth quarter of 2021 on its condensed consolidated balance sheets.

Employee Stock Purchase Plan

On October 18, 2021, the Company’s stockholders adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which became effective on October 28, 2021. The Company initially reserved 1,587,810 shares of common stock for future issuance under the ESPP, subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031. The annual increase is equal to the least of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, (ii) 1,587,810 shares of common stock, and (iii) such smaller number of shares as determined by the board of directors. No offering periods under the ESPP had been initiated as of September 30, 2021.

Omnibus Incentive plan

On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan was approved by the Company’s stockholders on October 18, 2021 and became effective on October 15, 2021. Upon the adoption of the Omnibus Incentive Plan, the Company will not grant further awards under the Equity Plan. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing to eligible employees, consultants, directors, and officers. The Omnibus Incentive Plan has a term of 10 years. Pursuant to the Omnibus Incentive Plan, the Company has reserved an aggregate of 7,939,051 shares of the Company’s common stock for issuance of awards to be granted thereunder, subject to an annual increase equal to the lesser of (a) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our board of directors. No more than 7,939,051 shares of the Company’s common stock may be issued pursuant to the exercise of incentive stock options granted under the Omnibus Incentive Plan.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
IPO Equity Grants

In October 2021, the Company's board of directors granted 1,035,986 equity awards to certain named executive officers under the Omnibus Incentive Plan. The total dollar amount of equity awards granted to the named executive officers was $9,250,000, $4,625,000 of which was granted in the form of options to purchase shares of the Company’s common stock and $4,625,000 of which was granted in the form of Restricted Stock Units (“RSUs”) covering shares of the Company’s common stock. The options will vest with respect to 25% of the underlying shares on the first anniversary of their grant date, and with respect to the remaining 75% of the underlying shares in 12 equal quarterly installments thereafter. The RSUs will vest in four installments, each with respect to 25% of the underlying shares, on November 15, 2022, November 15, 2023, November 15, 2024, and November 15, 2025. Each equity award is subject to the terms and conditions of the Omnibus Incentive Plan and an award agreement with the applicable grantee.

In addition to the awards to certain named executive officers, the Company granted equity awards to approximately 106 employees in senior leadership positions. These awards are structured like the executive officer awards, except that some individuals’ awards will be divided 75% RSUs and 25% options. The aggregate equity awards issued consisted of 436,375 RSUs and 1,142,308 options to purchase shares of the Company’s common stock. Further, the Company granted equity awards to the Company’s eight non-employee directors. The aggregate of the non-employee director awards granted was 34,736 equity awards, entirely in the form of RSUs. The equity awards for the Company’s eight non-employee directors shall, subject to continued service, vest on the first anniversary of the date of their issuance, or if earlier, upon (but effective immediately prior to) the occurrence of a change in control as defined in the governing plan, or the annual meeting of stockholders next following the grant of such annual equity awards.

Revolving Credit Facility

On November 5, 2021, the Company repaid the $10.0 million outstanding principal amount on the Revolving Credit Facility.

Legal Settlement Payment

On November 15, 2021, the Company paid $11.2 million of the $12.1 million legal settlement agreement discussed in Note 13 — Legal Proceedings and expects to pay the balance by the end of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations for HireRight together with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements as disclosed in the Company’s prospectus, dated October 28, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on November 1, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). See Initial Public Offering below for additional information.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, and related statements by the Company contain forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “could,” “targets,” “potential,” “may,” “will,” “should,” “can have,” “likely,” “continue,” and other terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, profitability, net income (loss), adjusted EBITDA, earnings per unit, and cash flow; strategic objectives; investments in our business, including development of our technology and introduction of new offerings; sales growth and customer relationships; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; future operational performance; pending or threatened claims or regulatory proceedings; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. These risks include the following, as well as other risks and uncertainties not listed here that may be important to you.

•We have no assurance of future business from any of our customers;
•We rely upon third parties for the data we need to deliver our services;
•We rely upon third parties to fulfill our service obligations to our customers;
•We rely upon third parties for integration with many of our customers;
•Third parties are the sole available source for some of the data and services upon which we rely;
•We intend to rely, in part, on acquisitions to help grow our business, and such acquisitions may not produce the benefits we expect or may adversely affect or disrupt our business;
•We must attract, motivate, train, and retain the management, technical, market-facing, and operational personnel we need to enable the success and growth of our business;
•COVID-19 has had, and may continue to have, a materially adverse effect on our business;
•Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business may not grow at similar rates, if at all;
•Our operating results may fluctuate significantly, be difficult to predict, and fall below analysts' and investors' expectations;

•Significant governmental regulation exposes us to substantial costs and liabilities and can limit our business opportunities;
•Current or potential legal proceedings could subject us to significant monetary damages or restrictions on our ability to do business;
•Credit reporting laws that regulate our business impose significant operational requirements and liability risks;
•Domestic and international data privacy laws impose significant operational requirements and liability risks;
•We can incur significant liability for information that we omit in background reports;
•We may be subject to and in violation of state private investigator licensing laws and regulations;
•We are subject to government regulations concerning our employees, including wage-hour laws and taxes;
•We may be subject to intellectual property rights claims by third parties;
•Our contractual indemnities, limitations of liability, and insurance may not adequately protect us;
•Liabilities we incur in the course of our business may be uninsurable, or insurance may be very expensive and limited in scope;
•Security breaches and improper use of information may negatively impact our business and harm our reputation;
•System failures could delay and disrupt our services, cause harm to our business and reputation and result in a loss of customers;
•If we fail to upgrade, enhance and expand our technology and services to meet customer needs and preferences, the demand for our services may materially diminish;
•Our technology development operations are centered in Estonia, exposing us to risks that may be difficult to manage;
•If we are unable to protect our proprietary technology and other intellectual property rights, it may reduce our ability to compete for business and we may experience reduced revenue and incur costly litigation to protect our rights;
•Changes to the availability and permissible uses of consumer data may reduce the demand for our services;
•We operate in an intensely competitive market and we may not be able to develop and maintain competitive advantages necessary to support our growth and profitability;
•Growth will require us to improve our operating capabilities;
•Our business is vulnerable to economic downturns;
•If we do not introduce successful new products, services and analytical capabilities in a timely manner, or if the market does not adopt our new services, our competitiveness and operating results will suffer;
•Our existing indebtedness could adversely affect our business and growth prospects;
•The terms and conditions of our credit agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions;

•We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, including refinancing such indebtedness, which may not be successful;
•Inability to obtain financing could limit our ability to conduct necessary operating activities and make strategic investments;
•Failure to successfully execute our international plans will adversely affect our growth and operating results;
•Operating in multiple countries requires us to comply with different legal and regulatory requirements;
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets;
•Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses;
•Investment funds managed by General Atlantic and investment funds managed by Stone Point (together, the “Principal Stockholders”) control us, and their interests may conflict with ours or yours in the future;
•We are an “emerging growth company,” and we expect to elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors;
•The requirements of being a public company strain our resources and distract our management, which could make it difficult to manage our business;
•Failure to maintain effective internal controls over financial reporting could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or prevent fraud;
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management;
•Our certificate of incorporation limits the forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•We will be required to pay certain pre-IPO owners or their transferees for certain tax benefits over a period of approximately 12 years pursuant to the income tax receivable agreement (the “TRA”), which amounts to an estimated total liability of approximately $209.9 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year;
•We will not be reimbursed for any payments made to certain pre-IPO owners (or their transferees or assignees) under the TRA in the event that any tax benefits are disallowed;
•In certain cases, payments under the TRA to certain pre-IPO owners or their transferees may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA;
•We may have exposure to greater than anticipated tax liabilities and may be affected by changes in tax laws or interpretations;

•The multinational nature of our business can expose us to unexpected tax consequences, which may be adverse;
•We may be subject to examinations of our tax returns by the IRS or other tax authorities, and an adverse outcome could have a material adverse effect on our business;
•An active, liquid trading market for our common stock may not develop, which may constrain the market price of our common stock and limit your ability to sell your shares;
•Our operating results and stock price may be volatile, and the market price of our common stock may drop below the price you pay;
•Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock;
•You may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it;
•Our stock price and trading volume could decline due to the action or inaction of securities or industry analysts;
•Our equity-based compensation and acquisition practices expose our stockholders to dilution;
•We could be negatively affected by actions of activist stockholders;
•We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock.
All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission (SEC) and public communications. We discuss many of these risks and additional factors that could cause actual results to differ materially from those anticipated by our forward-looking statements under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the Prospectus, this Quarterly Report on Form 10-Q, and in other filings we have made and will make from time to time with the Securities and Exchange Commission. These forward-looking statements represent our estimates and assumptions only as of the date made. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Without limiting the foregoing, any guidance we may provide will generally be given only in connection with quarterly and annual earnings announcements, without interim updates, and we may appear at industry conferences or make other public statements without disclosing material nonpublic information in our possession. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Business Overview

HireRight is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for more than 40,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2020, we delivered reports on over 20 million job applicants, employees and contractors for our customers and processed over 80 million screens.

HireRight GIS Group Holdings LLC (“HGGH”), was formed in July 2018 through the combination of two groups of companies, the HireRight Group and the GIS Group (“GIS”), each of which includes a number of wholly owned subsidiaries that conduct the Company’s business within the United States of America ( the “U.S.”), as well as countries outside the U.S. Since July 2018, the combined group of companies and their subsidiaries have operated as a unified operating company providing background screens globally, predominantly under the HireRight brand.

On October 15, 2021, HGGH converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The foregoing conversion and related transactions are referred to herein as the “Corporate Conversion”. The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.

Initial Public Offering

On November 2, 2021, the Company completed its IPO in which the Company issued and sold 22,222,222 shares of its common stock, $0.001 par value per share at an offering price of $19.00 per share. The Company received net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of approximately $5.5 million. The Company granted the underwriters an option for a period of 30 days to purchase up to an additional 3,333,333 shares of common stock at $19.00 per share less discounts and commissions. The underwriters have until November 27, 2021 to exercise their option to purchase additional shares.
Use of Proceeds

On November 3, 2021, the Company used approximately $215.0 million of the net proceeds from the IPO to repay, in full, indebtedness under the Second Lien Term Loan Facility. In addition, the Company recorded a $3.4 million write off of unamortized deferred financing fees and unamortized original issue discounts related to the repayment of debt under the Second Lien Term Loan Facility. The Company plans to use approximately $100.0 million of proceeds of the IPO to repay, in part, the First Lien Term Loan Facility and no longer expects to incur swap breakage fees of approximately $4.2 million.

Factors Affecting Our Results of Operations

Economic Conditions and COVID-19

The global COVID-19 pandemic has caused significant disruption to the global economy and, in particular, the labor market. There is considerable uncertainty regarding the extent of the impact and the duration of the global COVID-19 pandemic. The future impact of COVID-19 on our operational and financial performance will depend on the effect on our customers and vendors, all of which continue to be uncertain at this time. Our financial results and prospects are largely dependent on the number of hires and the total level of employment. Unemployment in our primary market, the US, reached nearly 15% during the peak of the 2020 pandemic and monthly hiring slowed to less than 4 million in April 2020 according to the Bureau of Labor Statistics.
Our results of operations for the three and nine months ended September 30, 2021 show a significant increase from the prior year period, due to improvement in the global employment market. The peak of the pandemic impact occurred during April and May of 2020, and we began to see a steady recovery in the second half of the year. The weakness experienced in the first half of 2020 and the associated recovery largely impacted all industries we serve. We are a highly diversified business with no industry representing more than 15% of our total revenue. Transportation, healthcare and technology customers represent the largest contributors to revenue. Transportation and healthcare annual revenues declined in conjunction with overall revenue declines while technology showed limited growth largely driven by the addition of two larger customers during the year.
In response to the pandemic, in early 2020, we implemented additional operational processes to monitor customer sales and collections, taking precautionary measures to ensure sufficient liquidity and adjusting operations to ensure business continuity, including borrowing $50 million against our $100 million revolving credit facility, of which $40 million was repaid by December 31, 2020. Since April 2020, substantially all of our employees have been working from home. To the extent we are operating from our facilities, we have implemented protocols reflecting the recommendations published by the U.S. Centers for Disease Control, the World Health Organization and country, state and local governments.
Key Components of Our Results from Operations
Revenues
The Company generates revenues from background screening and compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 29% and 30% of revenues for the nine months ended September 30, 2021 and 2020, respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 5% and 6% of revenues during the nine months ended September 30, 2021 and 2020, respectively.
Revenues consist of service revenues and surcharge revenues. Service revenues represent fees charged to customers for performing screening and compliance services. Surcharge revenues consist of fees charged to customers for obtaining data required to fulfill the Company’s performance obligations from federal, state and local jurisdictions as well as fees charged by certain commercial data wholesalers. These fees are predominantly charged to the Company’s customers at cost. Revenue is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer. The Company relies on service revenue to generate cash from operations. Furthermore, only service revenue impacts the operating income or loss as surcharge revenue is predominantly offset by corresponding expenses recognized in cost of services (excluding depreciation and amortization) on the condensed consolidated statement of operations.

Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2021 and 2020

The following table presents operating results for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues	$204,981	$130,674	$531,522	$390,121

Expenses
Cost of services (exclusive of depreciation and amortization below)	111,328	69,683	295,832	215,143
Selling, general and administrative	47,652	48,347	130,261	128,583
Depreciation and amortization	19,531	19,808	56,013	58,283
Total expenses	178,511	137,838	482,106	402,009
Operating income (loss)	26,470	(7,164)	49,416	(11,888)

Other expenses
Interest expense	18,518	18,597	54,674	56,930
Other expense (income), net	22	(185)	125	628
Total other expense	18,540	18,412	54,799	57,558
Income (loss) before income taxes	7,930	(25,576)	(5,383)	(69,446)
Income tax expense	649	1,466	2,954	3,490
Net income (loss)	$7,281	$(27,042)	$(8,337)	$(72,936)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues
Service revenues	$152,332	$98,587	$395,624	$294,175
Surcharge revenues	52,649	32,087	135,898	95,946
Total revenues	$204,981	$130,674	$531,522	$390,121

Revenues

Three months ended

Total revenues increased by $74.3 million, or 56.9%, to $205.0 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We continued to see a recovery from the impact of COVID-19, with strengthening client volumes surpassing the COVID-impacted prior year period. The increase in total revenues was broad-based primarily across existing customers, while new business revenue, as defined below, increased from $9.4 million to $10.9 million, driven by sales to a recently acquired large customer. Service revenues increased $53.7 million, or 54.5%, and surcharge revenues increased $20.6 million, or 64.1%, compared to the three months ended September 30, 2020. Revenues from international and domestic regions increased by $8.2 million, or 106.1% and by $66.1 million, or 53.8%, respectively, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Both service and surcharge revenue increases were primarily volume driven. Also contributing to the increases in surcharge revenues were increases in data supplier costs, which are charged to our customers in the form of increased surcharges.

Nine months ended

Total revenues increased by $141.4 million, or 36.2%, to $531.5 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in volume, which surpassed the COVID-impacted prior year period. Revenues from international and domestic regions increased $13.8 million, or 52.4% and by $127.6 million, or 35.1%, respectively, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Service revenues increased $101.4 million, or 34.5%, and surcharge revenues increased $40.0 million, or 41.6% compared to the prior year period. While growth was primarily volume driven, a portion of the increase in surcharge revenues was due to data supplier cost increases, which are charged to our customers in the form of increased surcharges.

Cost of Services (exclusive of depreciation and amortization below)

Three months ended

Cost of services increased $41.6 million, or 59.8%, to $111.3 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher client order volumes over the COVID- impacted prior year period. Cost of services as a percent of revenue increased to 54.3% for the three months ended September 30, 2021 compared to 53.3% for the three months ended September 30, 2020 primarily driven by increased third-party data costs.
Nine months ended
Cost of services increased $80.7 million, or 37.5%, to $295.8 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to higher volumes and, to a lesser extent, increased data costs. Cost of services as a percent of revenue increased slightly to 55.7% for the nine months ended September 30, 2021 compared to 55.1% for the nine months ended September 30, 2020 primarily driven by increased third-party data costs.
Selling, General and Administrative

Three months ended
Selling, general and administrative expenses (“SG&A”) decreased $0.7 million, or 1.4% to $47.7 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was driven by reductions in legal settlement fees of $12.1 million and $1.9 million of other merger integration expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. These decreases were mostly offset by increases in personnel costs associated with incentive compensation and fringe benefit programs of $5.5 million and investments associated with incremental technology and product resources, which amounted to $3.5 million. In addition, various other and indirect expenses increased $4.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which included $1.5 million of higher technology costs and $0.9 million associated with marketing programs to support increased business volumes.

Nine months ended

SG&A increased $1.7 million, or 1.3%, to $130.3 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases in personnel costs and other indirect costs, amounting to $19.2 million and $5.8 million, respectively, for the reasons noted above. These increases were partially offset by a reduction in legal settlement fees and merger integration and employee severance expenses of $12.1 million and $8.9 million, respectively. Various other costs accounted for $2.3 million of the offsetting decreases in SG&A for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Depreciation and Amortization

Three months ended

Depreciation and amortization expense decreased $0.3 million, or 1.4% to $19.5 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to certain computer equipment assets reaching the end of their useful lives in the prior year.

Nine months ended
Depreciation and amortization expense decreased $2.3 million, or 3.9%, to $56.0 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to certain computer equipment assets reaching the end of their useful lives in the prior year.
Interest Expense

Three months ended

Interest expense, net decreased $0.1 million, or 0.4% to $18.5 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to lower outstanding balance due to scheduled principal repayments on the First Lien Term Loan Facility, as defined below, and lower outstanding balance on the Revolving Credit Facility, as defined below. As of September 30, 2021, the balance on the Revolving Credit Facility was $10.0 million compared to $30.0 million as of September 30, 2020.

Nine months ended
Interest expense, net decreased $2.3 million, or 4.0%, to $54.7 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to lower outstanding balance due to scheduled principal repayments on the First Lien Term Loan Facility, and lower outstanding balance on the Revolving Credit Facility.
Income Tax Expense

Three months ended

Income tax expense decreased $0.8 million, or 55.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to revaluation of deferred taxes in the United Kingdom during the third quarter of 2020. Income tax expense for the three months ended September 30, 2021 and 2020 was $0.6 million and $1.5 million, respectively. The effective tax rate for the three months ended September 30, 2021 differs from the Federal statutory rate of 21% primarily due to valuation allowances and state taxes. The rate for the three months ended September 30, 2020 differs from the Federal statutory rate of 21% primarily due to revaluation of deferred taxes in the United Kingdom, valuation allowances, and state taxes.

Nine months ended
Income tax expense decreased $0.5 million, or 15.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to revaluation of deferred taxes in the United Kingdom and valuation allowances. Income tax expense for the nine months ended September 30, 2021 and 2020 was $3.0 million and $3.5 million, respectively. The effective tax rate for the nine months ended September 30, 2021 differs from the Federal statutory rate of 21% primarily due to revaluation of deferred taxes in the United Kingdom, valuation allowances, and state taxes. The rate for the nine months ended September 30, 2020 differs from the Federal statutory rate of 21% primarily due to revaluation of deferred taxes in the United Kingdom, valuation allowances, and state taxes.
Non-GAAP Financial Measures and Key Metrics

We believe that the presentation of our Non-GAAP financial measures and key metrics provides information useful to investors in assessing our financial condition and results of operations. These measures should not be considered an alternative to net income or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP measures. Additionally, because they may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Adjusted EBITDA

Adjusted EBITDA represents, as applicable for the period, net income (loss) before provision for income taxes, interest expense and depreciation and amortization expense, equity-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, legal settlement costs outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA is a supplemental financial measure that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•our operating performance as compared to other publicly traded companies without regard to capital structure or historical cost basis;
•our ability to generate cash flow;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

Adjusted EBITDA Service Margin

Adjusted EBITDA Service Margin is calculated as Adjusted EBITDA as a percentage of service revenue. Because we are able to charge our customers for direct access to certain data suppliers and we generally do not mark up those charges, we focus on the management of Adjusted EBITDA as a percentage of service revenue, as we believe this non-GAAP measure more accurately reflects the management of our controllable costs and profitability.

The following table reconciles our non-GAAP financial measure of Adjusted EBITDA and Adjusted EBITDA Service Margin to our most directly comparable financial measures calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percent)
Net income (loss)	$7,281	$(27,042)	$(8,337)	$(72,936)
Income tax expense	649	1,466	2,954	3,490
Interest expense	18,518	18,597	54,674	56,930
Depreciation and amortization	19,531	19,808	56,013	58,283
EBITDA	45,979	12,829	105,304	45,767
Equity-based compensation	841	880	2,493	2,570
Realized and unrealized gain (loss) on foreign exchange	24	(185)	125	628
Merger integration expenses (1)	193	2,138	1,174	9,255
Technology investments (2)	1,690	—	1,690	—
Other items (3)	2,895	12,380	6,659	14,676
Adjusted EBITDA	$51,622	$28,042	$117,445	$72,896
Service Revenue	$152,332	$98,587	$395,624	$294,175
Net income (loss) service margin (4)	4.8%	27.4%	2.1%	24.8%
Adjusted EBITDA service margin (5)	33.9%	28.4%	29.7%	24.8%

(1)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(2)Technology investments represent discovery phase costs associated with the build out and implementation of various technologies that will be used to achieve greater operational efficiencies.
(3)Other items include (i) exit costs associated with one of our facilities during the three months ended September 30, 2021, (ii) costs related to the preparation of the Company’s initial public offering during 2021, (iii) $12.1 million of legal settlement costs in the three and nine months ended September 30, 2020 associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009 (for additional information see Note 13 to the accompanying condensed consolidated financial statements for additional information), and (iv) $0.3 million and $2.5 million of severance costs incurred in connection with reducing our employee headcount in an effort to right-size our business in response to COVID-19 during the three and nine months ended September 30, 2020, respectively.
(4)Net income (loss) service margin is calculated as net income (loss) as a percentage of service revenue.
(5)Adjusted EBITDA service margin is calculated as Adjusted EBITDA as a percentage of service revenue.

Adjusted Net Income (Loss)

In addition to Adjusted EBITDA, management believes that Adjusted Net Income (Loss) is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income (Loss) as net income (loss) adjusted for equity-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, legal settlement costs outside the normal course of business, and other items, to which we apply an adjusted effective tax rate. See the footnotes to the table below for a description of certain of these adjustments.

The following table sets forth a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$7,281	$(27,042)	$(8,337)	$(72,936)
Income tax expense	649	1,466	2,954	3,490
Income (loss) before income taxes	7,930	(25,576)	(5,383)	(69,446)
Equity-based compensation	841	880	2,493	2,570
Realized and unrealized gain (loss) on foreign exchange	24	(185)	125	628
Merger integration expenses(1)	193	2,138	1,174	9,255
Technology investments (2)	1,690	—	1,690	—
Other items (3)	2,895	12,380	6,659	14,676
Adjusted income (loss) before income taxes	13,573	(10,363)	6,758	(42,317)
Adjusted income taxes (4)	360	732	1,619	2,063
Adjusted Net Income (Loss)	$13,213	$(11,095)	$5,139	$(44,380)

(1)Merger integration expenses consist primarily of IT related costs including personnel expenses, professional and service fees associated with the integration of GIS, as discussed in footnote 1 to the immediately preceding table, which commenced in July 2018 and was substantially completed by the end of 2020.
(2)Technology investments represent discovery phase costs associated with the build out and implementation of various technologies that will be used to achieve greater operational efficiencies.
(3)Other items include (i) exit costs associated with one of our facilities during the three months ended September 30, 2021, (ii) costs related to the preparation of the Company’s initial public offering during 2021, (iii) $12.1 million of legal settlement costs in the three and nine months ended September 30, 2020 associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009 (for additional information see Note 13 to the accompanying condensed consolidated financial statements for additional information), and (iv) $0.3 million and $2.5 million of severance costs incurred in connection with reducing our employee headcount in an effort to right-size our business in response to COVID-19 during the three and nine months ended September 30, 2020, respectively.
(4)An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate and the provision for deferred income taxes to the pre-tax adjustments, which was used to compute Adjusted Net Income (Loss) for the periods presented.
Key Metrics

The key metrics used to help us evaluate our business, identify trends and formulate business plans and strategy are set forth in the table below and described in the following text:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percent)
New business revenue	$10,873	$9,354	$24,117	$23,075

We measure net revenue retention on a year-to-date basis. Net revenue retention for the nine months ended September 30, 2021 and 2020 was 133.8% and 75.7%, respectively.

Net Revenue Retention

We generally have long standing relationships with our customers as evidenced by the nine-year average tenure of our enterprise customers. The revenue from these customers is highly reoccurring in nature. In addition, our ability to cross sell and expand our services with our existing customers is an important component of our growth strategy. We measure the success of our customer retention and expansion through net revenue retention particularly among our top 1,250 customers who represent approximately 70% of our total revenue. Net revenue retention is a measure of our ability to retain and grow business from our customer base. It is calculated as the total revenue derived in the current fiscal period by our top 1,250 customers, divided by the total revenue derived in the prior fiscal period from the same 1,250 customers based on the prior fiscal period revenue composition. The 1,250 customers used for this metric may vary from period to period, as defined by the revenue composition of the period immediately preceding the presented fiscal year. Net revenue retention increased in the 2021 periods as general client ordering patterns showed a significant volume and product mix improvement over the COVID impacted prior year quarter and year to date periods.
New Business Revenue

In addition to expanding revenue with our existing customer base, adding new customers to our portfolio is an important driver of growth. New business revenue is a measure of our ability to establish new sources of business from customers outside of our existing base of business. New business represents revenue recognized under a new customer contract during the first year of the contract term. We have a sales and sales support staff in nine countries focused on expanding our reach and penetration into new markets and regions. Although new contracts are typically three years in duration, new business revenue is determined over the first year of the contract. Continuing to grow this important metric is critical to the success of our business. New business revenue increased in the three and nine months ended September 30, 2021 compared to the prior year period due to volume and product mix improvement over the COVID impacted prior year quarter and year to date periods.
Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes are currently not a significant use of funds but after the benefits of our net operating loss carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, we will be required to pay certain pre-IPO owners or their transferees for certain tax benefits over a period of approximately 12 years pursuant to the TRA, which amounts to an estimated total liability of approximately $209.9 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year.
Unrestricted cash and cash equivalents as of September 30, 2021 totaled $19.7 million. As of September 30, 2021, cash held in foreign jurisdictions was approximately $4.7 million and is primarily related to international operations.
Restricted cash of $5.0 million as of September 30, 2021 consists of $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018, and the remainder is related to prior restructurings from predecessor entities.
The Company proactively drew down $50.0 million under its Revolving Credit Facility, during the quarter ended March 31, 2020 in preparation for the impact of the COVID-19 pandemic. The Company repaid $20.0 million on the Revolving Credit Facility during each of the second and third quarters of the year ended December 31, 2020. The Company had $10.0 million outstanding under the Revolving Credit Facility and $88.2 million of availability remained as of September 30, 2021. On November 5, 2021, the Company repaid the $10.0 million outstanding principal amount on the Revolving Credit Facility.

As of September 30, 2021 the Company had purchase obligations of approximately $27.2 million with various parties, of which approximately $21.7 million is expected to be paid within one year. These purchase commitments are associated with agreements that are enforceable and legally binding. They are primarily commitments to purchase data and other screening services in the ordinary course of business with varying expiration terms through 2023.
In addition to our regular investment in capital expenditures, we plan to invest $40-$45 million in a capital expenditure program through the end of fiscal year 2023 to continue to enhance our operating systems and technologies to improve operational efficiency. We expect that cash flow from operations and current cash balances, together with available borrowings under the Revolving Credit Facility, will be sufficient to meet operating requirements as well as the obligations under the TRA, as discussed below, through the next twelve months. Although we believe we have adequate sources of liquidity over the long term, cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, market and or competitive pressures, or other significant changes in business environment. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.
Debt

Effective with the combination of the HireRight and GIS groups of companies on July 12, 2018, the Company has three long-term debt arrangements as described below. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is directly owned by or on behalf of any credit party. The credit agreement has a restrictive covenant for leverage ratios. The Company was in compliance with the covenants under the credit agreement for the three and nine months ended September 30, 2021. Accordingly, the amount payable under the credit agreement is classified as long-term debt in the accompanying condensed consolidated balance sheet.
At September 30, 2021, we had the following long-term debt arrangements:
•a first lien senior secured term loan facility, in an aggregate principal amount of $835.0 million, bearing interest payable monthly at a London Interbank Offered Rate (“LIBOR”) variable rate (0.08% at September 30, 2021) + 3.75%, due July 12, 2025 (the “First Lien Term Loan Facility”).

•a first lien senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at 3.5% and maturing on July 12, 2023 (the “Revolving Credit Facility”).

•a second lien senior secured term loan facility, in an aggregate principal amount of $215.0 million, bearing interest payable monthly at a LIBOR variable rate (0.08% at September 30, 2021) + 7.25%, due July 12, 2026 (the “Second Lien Term Loan Facility”).

The Company used $215.0 million of the proceeds from the IPO to repay, in full, the Second Lien Term Loan Facility. The Company plans to use approximately $100.0 million of proceeds of the IPO to repay, in part, the First Lien Term Loan Facility and no longer expects to incur swap breakage fees of approximately $4.2 million.

Cash Flow

The following table sets forth a summary of our condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$19,043	$7,721
Net cash used in investing activities	(9,983)	(9,276)
Net cash (used in) provided by financing activities	(7,503)	2,335
Net increase in cash, cash equivalents and restricted cash	$1,557	$780

Operating Activities

Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Total cash provided by operating activities was $19.0 million for the nine months ended September 30, 2021 compared to cash provided of $7.7 million for the nine months ended September 30, 2020. The increase in cash flows provided by operating activities was due primarily to a lower net loss partly offset by a higher use of cash from working capital compared to the prior period.
Investing Activities

Cash used in investing activities was approximately $10.0 million during the nine months ended September 30, 2021, compared to approximately $9.3 million during the nine months ended September 30, 2020. The increase in cash used in investing activities was due primarily to slight increases in purchases of property and equipment and capitalized software development costs compared to the prior period.
Financing Activities

Cash used in financing activities was approximately $7.5 million for the nine months ended September 30, 2021 compared to cash provided by financing activities of approximately $2.3 million during the nine months ended September 30, 2020. The change in cash used in financing activities is due primarily to the Company’s draw down of $50.0 million on the Revolving Credit Facility in the same period last year. We had net repayments on our debt facilities of $6.3 million in the nine months ended September 30, 2021 compared to net borrowings of $3.7 million in the nine months ended September 30, 2020.
Financing and Financing Capacity

Total principal outstanding on our debt was $1.0 billion as of September 30, 2021 and $1.0 billion as of December 31, 2020.
Income Tax Receivable Agreement
In connection with the Company’s IPO during the fourth quarter of 2021, we entered into the TRA with our pre-IPO equityholders or their permitted transferees that will provide for the payment by us over a period of approximately 12 years to our pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that we and our subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of our 2025 fiscal year. Actual tax benefits realized by us may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including assumptions relating to state and local income taxes, to calculate tax benefits. The Company will record an estimated total liability of approximately $209.9 million and a reduction to Additional paid-in capital of approximately $209.9 million in connection with the TRA during the fourth quarter of 2021 on its condensed consolidated balance sheets.
Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, other than operating leases, primarily for our leased facilities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation. We do not hold financial instruments for trading purposes.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in LIBOR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. To minimize this risk, we have entered into interest rate swap agreements to hedge our risk to changes in LIBOR.
As of September 30, 2021, the outstanding balances on our credit agreements were subject to variable interest rates. We repaid $215.0 million of the amount outstanding under our Second Lien Term Loan Facility using a portion of the proceeds from the IPO.
The Financial Conduct Authority in the United Kingdom intends to phase out LIBOR by the end of 2021. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Currency Exchange Risk
The significant majority of our revenue is denominated in U.S. dollars, however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others, the British pound, the Australian dollar, the Canadian dollar, the Euro, the Polish Zloty, the Singapore dollar, the Mexican peso, the Japanese yen and the Indian rupee. Because our condensed consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against major currencies will affect our operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates, however, because we generally incur expenses and revenue in these currencies the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2021. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to certain material weaknesses in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Material weaknesses in internal control over financial reporting

In preparing our financial statements, management of the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness further contributed to the material weaknesses described below.
•We did not design and maintain sufficient formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations. Additionally, the Company did not design and maintain sufficient controls to assess the reliability of reports and spreadsheets used in controls.
These material weaknesses did not result in a material misstatement to the consolidated financial statements included herein, however, they did result in adjustments to substantially all accounts and disclosures. Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain: (i) program change management controls for certain financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel and (iii) computer operations controls to ensure that data backups are authorized and monitored. These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
We have implemented or are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Specifically, we have undertaken the following remedial actions:
•We have hired several additional accounting and finance personnel with the appropriate level of public accounting knowledge and experience.
•We have engaged a nationally recognized public accounting firm to assist us in creating comprehensive process narratives and Company policies and procedures.
•Our Internal Audit team, along with a third party consultant, are assisting us to evaluate our current internal control over financial reporting (ICFRs) and make recommendations for findings noted. We have been enhancing our controls and documentation support as issues are identified.
•We are in the process of implementing several new systems that should assist us to process transactions more efficiently and effectively, ensuring better control and documentation support.
•We are working with our information security and technology and accounting systems teams to develop enhanced procedures around user provisioning and maintenance to ensure access is restricted to appropriate personnel.
(c) Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal controls over financial reporting, as defined under Rule 13a-af(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to claims, investigations, audits, and enforcement proceedings by private plaintiffs, third parties the Company does business with, and federal, state and foreign authorities charged with overseeing the enforcement of laws and regulations that govern the Company’s business. In the U.S., most of these matters arise under the federal Fair Credit Reporting Act and various state and local laws focused on privacy and the conduct and content of background reports. In addition to claims related to privacy and background checks, the Company is also subject to other claims and proceedings arising in the ordinary course of its business, including without limitation employment-related claims and claims for alleged taxes owed, infringement of intellectual property rights, and breach of contract. The Company and its subsidiaries are not party to any pending legal proceedings that the Company believes to be material except as set forth below.
In 2009 and 2010, approximately 24 lawsuits were filed against HireRight Solutions, Inc. (“Old HireRight”), which is the predecessor to the Company’s subsidiary HireRight, LLC, by approximately 1,400 individuals alleging violation of the California Investigative Consumer Reporting Agencies Act by Old HireRight and one of its customers (the “Customer”) related to background reports that Old HireRight prepared for the Customer about those individuals (the “Action”). The Customer was also named as a defendant in the Action.
In February of 2015, for unrelated reasons, Old HireRight’s former parent company and certain of its domestic affiliates, including Old HireRight, each filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1532, thereby commencing Chapter 11 cases (the “Bankruptcy”). Each plaintiff in the Action filed proofs of claim in the Bankruptcy against Old HireRight asserting an unliquidated general unsecured claim based upon the Action. In August 2015, the Bankruptcy court entered an order confirming the debtors’ Chapter 11 plan of reorganization in the Bankruptcy (the “Plan”).
Plaintiffs’ recovery from HireRight, LLC for claims accrued prior to the filing of the Bankruptcy is limited by the Plan to the Plaintiffs’ pro-rata portion of the Bankruptcy unsecured creditors’ pool. However, the Plan does not limit HireRight, LLC’s liability for claims accrued after the filing of the Bankruptcy, plaintiffs’ recovery from the Customer, or claims against Old HireRight’s insurer.

Following a complex procedural history and unsuccessful mediation sessions over an extended period of time, in October 2020, plaintiffs’ counsel made a settlement offer. While the Company believed and continues to believe it has valid defenses, the Company engaged in negotiations with the plaintiffs’ counsel and on November 6, 2020 was able to reach a settlement agreement that the Company viewed as acceptable to avoid the expense and risk of further litigation.
While Old HireRight’s insurer has denied coverage, the Company believes it has valid claims against the carrier and intends to pursue them. Any insurance recovery would offset the cost of the settlement to HireRight, LLC, but at this time the Company is not able to assess the likelihood or amount of any potential insurance recovery.
Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We describe risks associated with our business under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in our Prospectus dated October 28, 2021, filed with the SEC in accordance with Rule 424(b) under the Securities Act on November 1, 2021 in connection with our IPO, this report, and in other filings we have made and will make from time to time with the Securities and Exchange Commission (the "Risk Factors"). Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and

Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. There are no material changes to the Risk Factors set forth in the Prospectus of which we are currently aware. However, our Risk Factors cannot anticipate and fully address all possible risks of investing in our common stock, the risks of investing in our common stock may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HireRight Holdings Corporation
Date: November 18, 2021

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer