Form 10-K
period 2021-12-31
HireRight Holdings Corp
filed 2022-03-22
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File Number 001-40982
HireRight Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-1092072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Centerview Drive, Suite 300	Nashville	Tennessee	37214
(Address of Principal Executive Offices)			(Zip Code)
(615) 320-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	HRT	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☒ Smaller reporting company☐ Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of March 11, 2022, there were approximately 79,392,937 shares of the registrant’s common stock outstanding.

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary
This Annual Report on Form 10-K, and related statements by the Company contain forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “could,” “targets,” “potential,” “may,” “will,” “should,” “can have,” “likely,” “continue,” and other terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, profitability, net income (loss), adjusted EBITDA, earnings per share, and cash flow; strategic objectives; investments in our business, including development of our technology and introduction of new offerings; sales growth and customer relationships; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; future operational performance; pending or threatened claims or regulatory proceedings; and factors that could affect these and other aspects of our business. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors, including those described in this Annual Report on Form 10-K under the headings “Risk Factors” and “Management’s Discussion and Analysis,” that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. Following is a summary of these risk factors:
•We have no assurance of future business from any of our customers.
•We rely upon third parties for the data we need to deliver our services, and in some cases those third parties are the only source of the data they provide.
•We rely upon third-party vendors and contractors to help us fulfill our service obligations to our customers.
•Third-party data and services providers we use may increase the prices they charge us, fail to perform their obligations to us, or terminate their relationships with us.
•We rely upon commercial providers of applicant tracking and human capital management systems for integration with many of our customers.
•We must attract, motivate, train, and retain the management, technical, market-facing, and operational personnel we need to enable the success and growth of our business.
•COVID-19 has had, and may continue to have, an adverse effect on our business.
•We may not be able to manage acquisitions, divestitures and other significant transactions successfully.
•Litigation, inquiries, investigations, examinations or other legal proceedings could subject us to significant monetary damages or restrictions on our ability to do business.
•We can incur significant liability for omitting information from background reports we prepare.
•The Fair Credit Reporting Act (the “FCRA”), the California Investigative Consumer Reporting Agencies Act (the “ICRAA”) and similar laws that regulate our business impose significant operational requirements and liability risks.
•Privacy, data security and data protection laws and regulations impose significant operational requirements and liability risks in all of our principal markets.
•We may be subject to intellectual property infringement claims by third parties.

•Failure to protect our proprietary technology and other intellectual property rights could impair our competitiveness.
•Our contractual indemnities, limitations of liability, and insurance may not adequately protect us against potential liability.
•Liabilities we incur in the course of our business may be uninsurable, or insurance may be very expensive and limited in scope.
•Breaches of our networks or systems, our customers’ networks or systems that are integrated with ours, those of third parties upon which we rely, or any improper access to our information could impair our reputation and competitiveness and expose us to substantial liabilities.
•System failures, including failures due to natural disasters or other catastrophic events, could delay and disrupt our services, cause harm to our business and reputation and result in a loss of customers.
•If we fail to enhance and expand our technology and services to meet customer needs and preferences, the demand for our services may decrease significantly.
•Our ability to successfully use data to train our proprietary machine-learning models.
•The risk that our machine-learning models may not operate properly or as we expect them to, which could violate applicable law or cause us to inaccurately evaluate applicant information.
•Changes to the availability and permissible uses of consumer data may reduce demand for our services.
•We operate in an intensely competitive market, and we may not be able to develop and maintain competitive advantages necessary to support our growth and profitability.
•We must improve our operating capabilities to continue to compete successfully.
•Our business is vulnerable to economic downturns.
•If we do not introduce successful new products, services and analytical capabilities in a timely manner, or if the market does not adopt our new services, our competitiveness and operating results will suffer.
•Our substantial indebtedness imposes repayment obligations and restrictive covenants that may limit our ability to pursue strategic initiatives, we may not be able to generate sufficient cash flow to service all of our indebtedness, and we may not be able to refinance our existing indebtedness on favorable terms, if at all.
•We may require additional capital to support our business, which we may not be available on reasonable terms or at all.
•We will be required to pay approximately $210.6 million to certain pre-IPO equityholders or their transferees for certain tax benefits over a period of approximately 12 years pursuant to the income tax receivable agreement (the “TRA”). In certain cases, payments under the TRA may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.
•Failure to successfully execute our international plans will adversely affect our growth and operating results.
•Operating in multiple countries requires us to comply with different legal and regulatory requirements.
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

•Our operating and financial results may fall short of our forecasts and analysts’ and investors’ expectations for various reasons, including changes in economic conditions or the competitive environment.
•Our technology development operations are centered in Estonia, exposing us to geopolitical risks, such as the ongoing conflict between Russia and Ukraine, that may be difficult to manage.
•Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses.
•Investment funds managed by General Atlantic and investment funds managed by Stone Point (together, the “Principal Stockholders”) may have interests that conflict with ours or yours in the future.
•The requirements of being a public company may strain our resources and distract our management.
•If we fail to maintain effective internal control over financial reporting our investors could lose confidence in us and we might not be able to accurately report our financial results or prevent fraud.
Investors should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed or will file with the Securities and Exchange Commission (the “SEC”) completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references refer: (1) following the consummation of our conversion to a Delaware corporation on October 15, 2021 in connection with our initial public offering, to HireRight Holdings Corporation, and (2) prior to the completion of such conversion, to HireRight GIS Group Holdings, LLC. See “Item 8. Financial Statements and Supplementary Data - Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” in this Annual Report on Form 10-K for further information.
For convenience, we often refer to the individuals about whom we prepare screening reports as “applicants” because the majority of our screening reports are ordered by our customers to assist in their evaluation of applicants for employment or engagement as contractors. However, we also prepare screening reports on our customers’ existing employees, vendor personnel, volunteers, and others, and our references to “applicants” refer to all subjects of our screening reports.

PART I
ITEM 1. BUSINESS
Company Overview
HireRight Holdings Corporation (collectively “HireRight”, the “Company”, “we,” “us,” “our,” and similar references) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for more than 40,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2021, we screened over 29 million job applicants, employees and contractors for our customers.
We believe that workforce risk management and compliance is a mission-critical function for all types of organizations. The rapidly changing dynamics of the global workforce are creating increased complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. Our customers are a diverse set of organizations, from large-scale multinational businesses to small and medium-sized businesses (“SMB”), across a broad range of industries, including transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience. Our value proposition is evident in the long-standing customer relationships that we have developed, with an average customer tenure of nine years.
Our technology platform comprises a versatile set of software-based systems and databases that work together in support of the specific risk management and compliance objectives of any organization, regardless of size. Our customers and their applicants access our global platform through HireRight Screening Manager and HireRight Applicant Center, respectively. Our platform also seamlessly integrates through the HireRight Connect API (as defined below) with nearly all third-party Human Capital Management (“HCM”) systems, including Workday, Service Now, Oracle, and SAP, providing convenience and flexibility for our customers. Additionally, backgroundchecks.com serves as our system for customers that prefer a self-service solution, including many of our SMB customers. All of these systems leverage our extensive access and connectivity to employee and job applicant data. We further differentiate ourselves in the market with a number of proprietary databases, including broad criminal records databases and sector-specific databases serving the transportation, retail, and gig economy markets. We also possess one of the industry’s largest criminal conviction databases. We are committed to continuing to invest in our software and data platform to provide additional insights for our customers, support the innovation of new services, and enable further automation of our service delivery.
Since our founding in 1990, we have evolved through investments in technology and process automation, the launch of new services, the development of proprietary, industry-specific databases and the expansion of our global market presence.
In 2018 we combined with General Information Services (“GIS”), an integrated background screening services provider. The combination of HireRight and GIS produced a company with enhanced size and scale, customer and end market diversification, and differentiated capabilities, including backgroundchecks.com. While combining the businesses, we continued to invest in our software, data, and technology infrastructure, establishing a unified global platform that we believe is competitively differentiated in our marketplace today. We believe that differentiation in the market resulted in our highest annual new bookings in 2020 providing significant momentum towards increasing our revenues in 2021. Bookings represent the estimated annual revenue from newly signed contracts. New customer contracts generally take between 30 and 45 days to implement and begin transacting and generating revenue. However, large enterprise customers can take significantly longer, in some cases, up to a year, after signing a contract to begin transacting and generating revenue in-line with anticipated volumes.

Our Market
We operate in a large, fragmented and growing global market focused on workforce risk management and compliance solutions. Employment background screening is a critical, highly complex employer need and is a core component of this overall market.
We intend to continue to evolve our service offering to address the dynamic and changing needs of our customers. The growth in our addressable market could be driven by services we currently provide, such as ongoing monitoring, or by services adjacent to our current offering, such as employee assessment, credentialing or biometrics. We believe our market leadership in background screening as well as our scale, global presence, and differentiated technology platform will continue to enable us to penetrate additional facets of the vast workforce risk management and compliance market.
We believe our long-term growth expectations for our market are supported by a number of key secular demand drivers:
•The rapidly evolving global workforce: Multiple shifts in social norms and labor force dynamics are currently underway, including increasingly mobile and globalized workforces and growing demand for remote working arrangements. The growth of the gig economy has also been a major force driving increasing contributions from temporary, flexible and on-demand labor. Recently, the COVID-19 pandemic has accelerated many of these workforce trends already underway. For example, according to a 2021 U.S. Bureau of Labor Statistics survey, as a result of the pandemic, 34.5% of establishments increased telework for some or all of their employees. These developments create new challenges for employers and require new approaches to background screening, monitoring, and overall workforce risk management and compliance.
•Secular trend towards greater job change velocity: Employees are changing jobs at an increasing rate with over 47.8 million Americans quitting their jobs in 2021 according to the U.S. Bureau of Labor Statistics. A key driver of this trend are younger “Millennial” employees, who have a median tenure at a single organization of less than 3 years. Increased velocity of job changes drives greater need for our services.
•Increased regulatory scrutiny of hiring processes: A changing regulatory and legal landscape has led to increased costs of non-compliance for employers and has forced companies to adapt their approaches to employee hiring and workforce management. Specifically, privacy laws, consumer data protection regulations and other regulations pertaining to screening processes have increased the complexity and potential legal liabilities for organizations in the process of assessing applicants. Other key developments in the regulatory environment include “ban-the-box” laws limiting an employer’s ability to inquire about applicants’ criminal histories, the ongoing evolution in the interpretation of the FCRA (as defined below), and new legislation regulating background screening processes and content.
•Increased organizational focus on compliance: Employers are placing greater emphasis on corporate compliance functions and recognizing the benefits of outsourcing their background screening and broader workforce risk management needs. As workforce dynamics continue to evolve, we believe workforce management will increasingly involve integration and collaboration between the HR, risk, legal, and compliance departments across all types of organizations. Furthermore, the increased prioritization and authority accorded to compliance functions is expected to drive additional demand for ongoing monitoring solutions to supplement pre-hire screening.

As a result of these trends, we anticipate the following key factors will positively impact our business:
•Increasing penetration of outsourced background screening services: The use of outsourced background screening services has become more prevalent among companies across all our geographic markets, which is a trend we believe will continue. North America is the largest market for background screening services according to Allied Market Research, although higher growth rates are expected in Europe and Asia-Pacific as outsourcing accelerates in those markets in the years to come. In particular, emerging market economies have traditionally been underpenetrated by background screening services but offer significant opportunity for growth due to increased use of employee background reporting, high population densities and attractive prospects for labor force growth. Additionally, as organizations across the globe invest in technology to support their hiring and compliance functions, we believe they will increasingly look to technology-driven providers, such as HireRight, that seamlessly integrate with broader HCM systems.
•Expanding scope of screens: The proliferation of available data combined with the increasing focus on risk management and compliance is driving demand for further evolution in the breadth and depth of background screening services. Employers are continually seeking to reduce hiring risk and are pushing outsourced service providers to deliver more comprehensive screens. In addition to services such as criminal records checks and employment and education verification, providers are increasingly being asked to screen social media and adverse publicity. As the digital footprint of individuals grows, we believe the scope of background screening and monitoring services will also continue to expand. Additionally, due to the proliferation of data, organizations will increasingly require new analytics and reporting tools to synthesize data inputs and provide insights to inform decision-making, and we believe we are well-positioned to address these needs.
•Increasing adoption of ongoing monitoring services: The increasing focus on compliance is leading organizations to adopt ongoing monitoring services to enforce compliance with applicable regulatory requirements and adherence to the values of the organization beyond the date of hire. Employers today are not solely focused on screening applicants prior to hiring; they are increasingly also focused on any material changes to an employee’s public profile, such as changes to a criminal record during the course of employment. Given the potential impact of adverse employee actions on an organization’s reputation, ongoing monitoring services provide employers with an important tool for risk mitigation. Ongoing monitoring services are also further enabled by the utilization of technology to automate service delivery and enhance the connectivity of data sources.
Our Services
Customers generally will place an order through one of our technology platforms to begin the background reporting process for a specific applicant. Orders consist of various different types and scopes of criminal record checks, verification services, driving background services, drug and health screening services, identity services, due diligence background services, credit records background services, compliance services and business services as determined by each individual customer to meet their specific needs for a particular position, region and/or circumstance. Our services are supported by our strong data access capabilities and can be efficiently implemented directly into our customers’ workflows by using our advanced HCM system integration capabilities.
Criminal record checks
Criminal record checks constitute the screening and ongoing monitoring of an individual’s criminal histories and arrest records through our proprietary databases, direct integrations with public records databases and an expansive network of in-house and on-the-ground researchers with broad reach across jurisdictions. Our capabilities in criminal record checks are enhanced through various proprietary service components, such as Widescreen Plus, which enable us to uncover information beyond typical criteria like address history. Activities that comprise the criminal records check service include:
•Registry Search: Determination of whether an individual appears on a sanctions/exclusions type database such as sex offender registries, abuse registries, and government watch lists.

•Criminal Search: Determination of whether criminal court records exist for an individual based on government, court, and police information.
•Criminal Monitoring: Ongoing monitoring of an employee’s criminal records, sex offender records, sanction lists, Department of Corrections, and Bureau of Prison records.
•Media Search: Determination of whether an applicant appears in media and newspaper publications or social media sites that look for adverse information.
•Questionnaire: Facilitation of self-disclosed applicant criminal record information.
Verification services
Verification services substantiate applicant claims regarding education, professional credentials, and employment history through established relationships with key data sources. Our verification services include certain industry specific adaptations such as United States Department of Transportation compliance and verification, United States Federal Aviation Administration pilot accident and incident reports, and healthcare sanctions. Activities that comprise verification services include:
•Registry Search: Verification of whether the applicant appears on a sanctions/exclusions type database such as International Financial Regulatory Body Search or has a history of fraud, abuse, or other negative patterns of behavior while previously employed.
•Employment: Verification of whether an individual’s employment history within set parameters meets customers’ compliance requirements.
•Professional: Verification of an individual’s professional skills and licenses held.
•Gap Analysis: Cross reference of activities declared by applicant and activities confirmed by sources to highlight discrepancies or periods needing clarification.
•Financial Services: Verification of whether an individual’s credentials and history adhere to financial market regulatory requirements.
•Transportation: Verification of whether an individual’s profile complies with Federal Department of Transportation regulations.
•Education: Verification of whether an individual’s education history within set parameters meets customers’ compliance requirements.
•Healthcare: Verification of the validity of an individual’s healthcare licenses and certifications.
Driving background services
Driving background services provide initial reporting and ongoing monitoring of motor vehicle operating records and licensing status, supported by direct connections to BMV/DMV records in all 50 states. Our services help employers comply with various Federal Motor Carrier Safety Administration (“FMCSA”) regulations, including requirements for employers to obtain and review motor vehicle records for licensed commercial vehicle operators. Activities that comprise driving background services include:
•MVR: Provides driving record from the state in which the driver is licensed. It is retrieved using our direct integration with state motor vehicle administrations or through vendor relationships.
•MVR International: Verifies driving license validity and/or provides driving record from foreign country in which the driver is licensed.

•Commercial Driver Check: Provides current and historical driver license data as well as driver violations, inspections and crash data.
•Driver Monitoring: Ongoing driver monitoring services that check for any new violations, convictions, medical certification expirations.
Drug and health screening services
Utilizing a network of over 20,000 clinics and collection sites and integrations with multiple accredited/certified laboratories, we administer screening to comply with regulatory requirements and employer standards related to drug and alcohol use and occupational health. We are a member of all leading drug and alcohol testing associations including the Drug and Alcohol Testing Industry Association, National Drug & Alcohol Screening Association, and Substance Abuse Program Administrators Association. Our licensed and board-certified Medical Review Officers act as independent and impartial advocates for the accuracy and integrity of the drug testing process by reviewing laboratory results generated by an employer’s drug testing program to evaluate if the donor has a legitimate medical explanation for certain drug test results. Activities that comprise drug and health screening services include:
•Health Screening: A full range of occupational health services to meet policy and contract obligations, including vaccinations, titers, audiograms, vision tests, the Occupational Safety and Health Administration Respirator Questionnaires, Pulmonary Function Tests, and Chest X-Rays, among others.
•Alcohol Testing: Testing for the presence of alcohol to help determine potential alcohol use.
•Drug Testing: Testing for the presence of illicit drug use in hair, urine and oral fluid as well as blood, available for both instant and lab-based test types.
•Testing Coordination: Scheduling and coordination services for the assignment of a clinic, available in applicant driven or fully coordinated variants.
•Onsite Events: Testing and screening for drug and health considerations performed on customer premises, including staff deployed to manage the collection and testing process.
Identity services
Identity services provide customers with information to verify who they are hiring, using Social Security Trace and global passport verifications to obtain supplemental information to be leveraged in additional searches. Identity Services are often included as a foundational element of a customer order, and often yield key inputs for other services included in the report. Activities that comprise identity services include:
•Document Check: Confirming the type and validity of a document and matching it to the applicant’s details.
•Identity History: Retrieval of an applicant’s name and address history for a more robust public records search.
Due diligence background services
Services to provide initial background reporting and ongoing monitoring for due diligence procedures including civil court record checks, sex offender registries and other exclusion databases, entity screening and health care and other regulated industry credentialing and sanctions checks, among others. Activities that comprise due diligence services include:
•Registry Search: Verification of whether an individual or entity appears on a sanctions/exclusions type database such as General Services Administration (“GSA”), Office of Inspector General (“OIG”), other government watch lists, and business and industry registries, among others.

•Criminal Search: Determination of whether criminal court records exist for a subject based on governments, court, and police information.
•Media Search: Determination of whether an individual or entity appears in media and newspaper publications or social media sites that look for adverse information.
•Entity Screening: Determination of whether an incorporated entity exists and is accurately represented based on registry information, and to confirm whether the entity appears on a sanctions/exclusions database or Government watch list.
•Civil Search: Identification of any civil suits filed by or against individuals or corporations that can be conducted at a county/federal or country level, including suits, liens, and judgments.
•Court Records: Products that utilize a court as a primary source to obtain records such as criminal or civil court cases, recorded judgements or state tax liens.
•Financial Services: Questionnaire processing based on U.K. Financial Conduct Authority’s Form A.
•Healthcare: Determination of whether an individual appears on a sanctions/exclusions type database such as GSA/OIG and other government watch lists.
•Executive Intelligence: Comprehensive, research focused background checks for high-risk/high-profile positions.
Credit records background services
Credit records background services provide financial responsibility verification supported by integrations with all three major credit rating agencies to improve confidence in hiring decisions. These services uncover records of bankruptcy, debt history, and financial litigation. Activities that comprise credit records background services include:
•Bankruptcy: Determination of the existence of official bankruptcy records for an applicant based on residence history and provision copies of official certificates when provided by source.
•Entity Screening: Retrieval and aggregation of the credit history of an incorporated entity.
•Credit: Retrieval and aggregation of an individual’s credit history by searching multiple different sources at locations corresponding to applicants’ past addresses.
Compliance services
Compliance services include our suite of managed and self-service adjudication and adverse action notification services that help customers streamline decision making and communication processes. HireRight’s adjudication and adverse action capabilities help to streamline hiring decisions, facilitate compliance and improve visibility and control for customers. Activities that comprise compliance services include:
•Adjudication: Determination of adjudication status by HireRight or using self-service functionality based on the completed background report results.
•Adverse Action Notices: Processing of letters informing an applicant of a potentially adverse decision on employment for the applicant.

Business services
Business services represent our comprehensive business setup, reporting and analytics tools to improve the management of onboarding workflows for our customers. Our data visualization tools provide easy to use, self-service dashboards to help organizations identify, view, analyze and understand how their workforce risk management and compliance programs are performing. Activities that comprise business services include:
•Reports: Provision of standard and custom management reports customers utilize to retrieve and understand details on their background check program.
•Court Records: Obtainment of primary court records such as criminal or civil court cases, recorded judgements and state tax liens.
•Business Setup: Onboarding and verification services completed by HireRight upon new customer service initiation.
•Questionnaire: Establishment of customer configurable set applicant questions.
Our Platform
We deliver workforce risk management and compliance solutions by way of our unified global platform, which drives the request submission, communication, data aggregation, workflow orchestration, and delivery processes required by our services. Our technology platform powers our organization’s ability to deliver our services at scale to customers across the globe. Our platform is supported by proprietary, cloud-enabled systems that connect directly with our customers and their global workforce as well as an industry-leading API (as defined below). Our platform provides significant value to our customers with:
•Deep interconnectivity between international instances to enable truly global, but also regional and local, customer provisioning.
•Redundant hosting centers with extensive backup capabilities to protect customer data from loss and provide dependable business resiliency.
•Horizontal scalability to enable rapid capacity expansion to handle even the most demanding enterprise customer loads.
•Highly flexible adaptability and extensibility to allow rapid integrations of partners’ data and services.
The platform is composed of several key systems which play specific roles in the procurement and delivery process. When our customers require delivery of services, requests can be submitted through multiple points of interaction with our platform, including HireRight’s Screening Manager or backgroundchecks.com interfaces or via a direct integration with their HCM system of choice. Any required information submission from or communication with an applicant or worker is processed by way of the HireRight Applicant Center. Requests and applicant submissions are collected via the HireRight Connect API, which assesses the scope of the customer request and performs subsequent workflow generation, data aggregation and processing algorithms required for fulfilment of the requested services, leveraging our internal databases and external databases sources. Completed reports containing the details of the services performed are then delivered back to our customers via the same systems from which they initiated their request. A more detailed description of our systems and their role in our platform is presented below:
HireRight Screening Manager
HireRight Screening Manager is our in-house system for customers to access and manage the full suite of our services all from one location. The Screening Manager system includes a comprehensive feature set, including placement of new screening requests, workflow management, order progress review, activity flagging, adjudication, and completed report views among others. It is accessible through easy-to-navigate mobile or desktop user interfaces or via direct integrations with our customers’ HCM system of choice.

HireRight Applicant Center
HireRight Applicant Center is our award-winning secure applicant system, which consolidates all communication with our customers’ workforce to provide a transparent and simplified channel for interaction throughout the employment reporting process. The Applicant Center system includes functionality for applicants to establish their identity, submit supporting information, check status, and access help, FAQs and other resources to streamline the submission process. The system is accessible to applicants free of charge, and aims to improve the hiring process for our customers by expediting the reporting process, keeping applicants adequately informed of required and pending documentation requests, reducing unnecessary communications with applicant-visible status reports and document receipts, and providing Web Content Accessibility Guidelines 2.1-compliant accessibility features.
HireRight Connect
HireRight Connect is our Application Programming Interface (“API”) system, which enables connections with our customers’ HCM systems and external data sources to support the exchange of information and delivery of our services. The Connect API aims to improve systems interoperability and flexibility in the delivery of on-demand employment reporting and supports web service integrations and secure data feeds with a range of third party systems. Currently, HireRight Connect API integrates with more than 50 HCM systems, including Workday, Oracle, IBM and SAP. By providing integrated connectivity with existing customer workflows and infrastructure, we improve the efficiency and productivity of workforce risk management and compliance teams, while simplifying the setup and transition process for our new customers.
backgroundchecks.com
backgroundchecks.com is our web application for use by customers desiring a self-service solution, which is a preferred option for the needs of many SMBs. Services accessible via backgroundchecks.com are organized in pre-packaged reports and include tailored options for staffing, construction and manufacturing, retail, and volunteer organizations. These reports include combinations of criminal and civil court record searches, motor vehicle record checks, drug screening, and credential verifications defined by a customer’s selected service tier. The backgroundchecks.com system delivers the right balance of confidence, convenience, and economy to serve self-service and SMB customers.
Segments and Geographic Information
We operate in one reportable segment. See “Item 8. Financial Statements and Supplementary Data - Note 13 — Segments and Geographic Information” of this Annual Report on Form 10-K for financial information related to our segments and geographic information.
Our Customers
We deliver our solutions to over 40,000 customers across the globe, ranging from SMBs to large, multinational enterprises. Our customer base spans numerous end markets including transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education and not-for-profit, and retail. We serve multiple industry leaders within these end markets, including approximately 50% of the Fortune 100 as of 2021, while remaining highly diversified with no single customer representing more than 5% of annual revenue and our top 10 customers contributing less than 14% of annual revenue in 2021 in the aggregate.
Business with our enterprise customers is generally established under multi-year contracts which define pricing and scope of services. We also provide self-service solutions for certain enterprise and SMB customers by way of backgroundchecks.com. Services rendered through this channel are arranged under pre-defined pricing terms and services which are selected based on the customer’s preference. Our business agreements customarily do not include minimum volume thresholds or exclusivity requirements. We are therefore in an ongoing effort to win and retain our customers’ business by striving to consistently deliver high-quality service.

We seek to establish strong, long-term partnerships with our customers. We believe that we deliver a differentiated value proposition, supported by our technology leadership, history of innovation, and service excellence. We believe this differentiation is validated with the customer relationships that we have built, with an average enterprise customer tenure of nine years as of 2021. Additionally, we have demonstrated an ability to expand these relationships, growing our average order size.
We see a significant opportunity for further penetration in the SMB market through backgroundchecks.com. The SMB market represents approximately half of all U.S. employment according to the Bureau of Labor Statistics. However, this market represented less than 4% of our service revenues as of 2021. We believe that increasing levels of interest in effective workforce risk management and compliance solutions among SMB employers, in conjunction with our efforts to provide greater scalability and service availability, will drive significant growth for us in this market.
Our Growth Strategies
Drive new customers and expand our existing customer relationships
We believe that we have a technology platform and suite of services that enable us to provide differentiated results for our customers. Our customer success is evident in the Company achieving our highest revenue quarter in the Company’s history in the third quarter of 2021. We have a robust pipeline of opportunities developed by our sales team to continue to attract new customers and take share in the market. In addition to new customers, we also intend to drive growth through increasing average order size across our customer base, by expanding our customer relationships with incremental adoption of our services, along with the continued introduction of new and innovative services. Together, the momentum in new customer wins and growth in average order size provide significant visibility into our near-term organic growth.
Continue to penetrate and expand with high-growth, high-velocity customers
We believe our alignment to industry verticals with favorable growth and hiring characteristics provides a tailwind to our growth trajectory. In particular, we are a market leader in the transportation, healthcare and financial services sectors which all benefit from being highly regulated and having large employee bases with rapid hiring velocity.
We will continue to innovate to maintain our leadership position and capitalize on underlying growth trends across our current end markets, while aggressively targeting expansion in those industries that offer the strongest demand characteristics for our services. These characteristics primarily concern the end-market’s workforce size and expected growth, hiring velocity and turnover, level of regulatory and other requirements such as the relative importance of reputational risk management, and expected levels of background screening service adoption, among others. We have identified three key end markets as significant opportunities for future expansion:
•Gig economy: Employment dynamics in the gig economy result in high rates of workforce churn and a distinctive, loosely associated labor force which generates new and increased demands for background screening and compliance services. We have built significant momentum in this sector with the addition of key new customers and the recent implementation of our proprietary database for the transportation network, ride-sharing, and delivery driver markets. We intend to leverage our leadership in this sector to expand our presence and continue to capitalize on the gig economy’s growth.
•Financial services: We are currently a leader in financial services internationally and will look to leverage our experience and global customer relationships to further penetrate the U.S. market. The U.S. financial services end market carries a high regulatory burden, employs a large proportion of the U.S. labor force and has a rapid hiring velocity, which are attractive characteristics for our services.

•Small and medium-sized business: Significant “white space” exists in the SMB market, representing approximately half of total U.S. employment according to the U.S. Bureau of Labor Statistics. We plan to target this market primarily through our backgroundchecks.com platform, which provides a self-service solution preferred by many SMB customers. We see significant room for continued expansion as we execute on our marketing strategy, delivering our transparent pricing model and pre-packaged solutions specific to the needs of this market.
Grow service offering and addressable market
We have a substantial opportunity to expand our addressable market by driving higher adoption rates of outsourced background screening services, entering into adjacent markets, and launching new services. We plan to continue developing targeted new service launches within the context of our existing platform with a well-defined product roadmap that includes the following key growth initiatives:
•Ongoing monitoring services: In order to address growing market demands, we have placed priority on the development and improvement of ongoing monitoring tools for criminal and arrest records, healthcare sanctions, and professional license expirations. We see further opportunity for services development in social security number validation, Global Information Assurance Certification (“GIAC”), GIAC Security Essentials (“GSEC”) monitoring, and entity monitoring.
•Instant screening solutions: Our “automation-first” approach is exemplified by the usage of Robotic Process Automation (“RPA”) techniques across our platform. These techniques are supporting our implementation of new Instant Criminal Screening services which will leverage our WideScreen Plus proprietary database to provide significant flexibility for configurable searches by our customers, along with significantly increased service speeds.
•Expansion across workforce risk management and compliance services: We see further vectors for growth in services directly adjacent to our current offering, including, but not limited to skills assessments and credentialing, reference checks, enterprise risk services, and biometric screening. We believe the expansion of our service offering will enhance our value proposition to our customers and further differentiate us in the market.
Drive growth in international markets
International expansion represents a highly attractive opportunity for us to leverage our global scale and market leadership. To broaden our reach to international markets, we have established a network of offices in 13 countries across North America, Europe, Asia, the Middle East, and Australia, which supports provision of our services in over 200 countries. This network combines global scale with an ability to provide personalized support and regional insight. We have the capabilities in place today to deliver services across the globe with integrated localization and language capabilities and have placed increased importance on the pursuit of opportunities with both regional customers in international markets and multinational companies abroad in the development of our pipeline.
Disciplined growth through acquisitions
We maintain a disciplined approach to potential acquisitions but see a significant opportunity to accelerate and enhance our growth strategy via mergers and acquisitions. We have had success as an organization in driving value through acquisitions as evidenced by our combination with GIS in 2018, as well as successful tuck-in acquisitions, including J-Screen and PeopleCheck in 2019. Our approach to acquisitions will focus on three primary factors:
•Acquiring new capabilities to expand and enhance our service offering: In certain instances, we may identify opportunities to acquire new capabilities that would accelerate their inclusion in our service offering relative to in-house development. Specific focus capabilities in which we could consider acquisition opportunities include ongoing monitoring, biometrics, ID verification, skills assessments, and credentialing. Targeted acquisitions can also be used to continue enhancing our existing key competitive strengths, in particular through the further enhancement of our proprietary databases and records.

•Expanding our industry and geographic end-market presence: While we currently have broad reach across end markets, certain of our competitors may have a particular focus or a stronger relative presence within specific industry sectors or geographies in which we are under-penetrated or not present. In these cases, we may pursue acquisition targets to accelerate our existing organic growth strategies to address these end-markets.
•Enhancing our efficiency and market presence through consolidation: As a large player in the fragmented workforce risk management and compliance market, we may seek to acquire competitors of smaller scale with similar service offerings or end market exposure to enhance our scale efficiencies and market share.
Go-to-market organization
Our global go-to-market (“GTM”) operations are focused on generating business from new customers, retaining our existing base of customers, and cross-selling our full suite of services within our existing customer base. We sell our services primarily through our direct sales organization, which consists of new customer sales representatives, sales management, account managers, and strategic growth directors who focus on developing our existing customer relationships. We specialize portions of our GTM teams based on industry vertical and geographic region, while our new customer teams are organized by customer size and geographic region. We also operate a global customer service organization which provides in-bound support for both customers and applicants through phone, email, and online chat.
In concert with our direct sales efforts, we also leverage an established partner network to help influence new business and retention. We have built an extensive network of partnerships and integrations with leading HCM systems, such as Workday, IBM, Oracle, and SAP. Our GTM teams work with these partners on new business and retention opportunities that include, or could include, both organizations. We also receive leads from these partners, alerting us to potential new business opportunities within their customer base.
We also market, sell, and deliver our services to SMBs and self-service customers through backgroundchecks.com. We market directly to SMBs in this channel, leveraging search engine marketing and search engine optimization techniques to sell to and engage with those businesses.
Competition
The market for workforce risk management and compliance solutions is evolving, fragmented, and highly competitive. We face competition from a range of enterprises, including other global competitors in addition to local and regional providers. We are among the largest providers in the market in terms of revenue and we believe only a few competitors have comparable scale, reach and capabilities. Our competitive landscape can be broken down into the following categories:
•Global providers: First Advantage, Sterling Talent Solutions
•Mid-tier providers: Accurate, Certiphi, Cisive
•“Insta-screen” solutions: Checkr, GoodHire, Asurint
We compete for business based on numerous factors including service quality; the thoroughness, completeness and speed of results; breadth of offerings; technology and platform quality; price; reputation; and customer service. See “Item 1A – Risk Factors” for details on risks related to our competitive advantages.

Technology and Development
Our ability to compete in part depends on our commitment to innovation, and we invest, both independently and in combination with industry and education partners, in research into progressive technologies and practices covering data and information, user experiences, infrastructure, and software-product development. Our research and development is driven by direct engagement with customers to understand their needs and our ability to deliver flexible solutions that address their challenges. Most recently, we have invested in key enhancements to service speeds by utilizing automated data sourcing and artificial intelligence-based decision technologies; improvements in customer experience through additional automation, improved self-service tools, and expanded global access; and simplifications to the applicant experience through optimization and automation of applicant inputs.
Our technology organization evaluates new technologies on an on-going basis. We have dedicated staff and processes to monitor and review relevant technology advancements across architecture, infrastructure, software, data and data systems, information security, and user experience. We enhance and refine our technology platform to improve our customer’s experience, increase system availability, accelerate data processing and delivery, bolster information security, and reduce our cost structure. Our investment in product and technology for the years ended December 31, 2021, and 2020 was $83.1 million and $59.3 million respectively, including our investments in product management, development, and delivery.
Intellectual Property
We rely on a combination of copyright, trademark and trade secret laws, as well as non-disclosure agreements and other contractual provisions to protect our intellectual property. We own a number of trademarks, trade names, copyrights, domain names and trade secrets, and it is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with our suppliers and companies with which we have strategic alliances in order to limit access to and disclosure of our proprietary information. Currently, our HireRight trademark is registered with the U.S. Patent and Trademark Office, in the United Kingdom, the 27 countries of the European Community, and several other countries.
Human Capital Resources
As of December 31, 2021, we employed approximately 2,760 employees. None of these employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Our Values
We have established core values that are included in our onboarding curriculum for all employees. We refer to our core values as the CORE4 Values, which include: (i) service first mindset, (ii) grounded in respect, (iii) collaborative spirit, and (iv) sense of ownership. Our core values are integral to creating a work environment that allows and encourages all employees to perform their duties in an efficient and effective manner and to the best of their abilities. We have a recognition and awards program for employees who demonstrate these values.
We strive to maintain a work environment in which people are treated with dignity and respect. We have a variety of programs dedicated to ensuring our employees are appropriately trained and aligned with expectations with respect to our values and working environment that is inclusive and free of discrimination and harassment. This is accomplished through continuous training and evaluation of employee, safety, and business needs.

Diversity and Inclusion
We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. We recognize that a diverse, extensive talent pool provides the best opportunity to acquire unique perspectives, experiences, ideas, and solutions to drive our business forward.
We promote diversity by developing policies, programs, and procedures that foster a work environment where differences are respected, and all employees are treated fairly.
Talent Management
We recognize the importance of attracting and retaining the best employees. Our continued success is not only contingent upon seeking out the best possible candidates, but also retaining and developing the talent that lies within the organization. We strive to attract, develop, and retain the best and brightest from all walks of life and backgrounds. Our goal is to offer opportunities for employees to improve their skills to achieve their career goals.
Employee Health and Safety
COVID-19 continues to impact individuals and businesses worldwide. We acted quickly to protect the health and safety of our employees in response to the pandemic protocols. In March 2020, all employees who could work remotely began working from home. Most of these employees continue to work remotely. The health and safety of our employees has been and continues to be a priority as variants of COVID-19 emerge in areas in which we operate.
Government Regulation
Because we deal primarily in searching and reporting public and non-public consumer information and records and performing third-party administrative services for employment-related drug screening and other occupational testing, we are subject to significant and extensive governmental laws and regulations in the United States and other countries around the world. For example, in the United States we are subject to:
•the Fair Credit Reporting Act (the “FCRA”), which regulates the collection and use of consumer report information;
•the Financial Services Modernization Act of 1999, or the GLBA, which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions;
•the Drivers Privacy Protection Act (the “DPPA”), which restricts the public disclosure, use and resale of personal information contained in state department of motor vehicle records;
•various state consumer reporting agency laws and regulations, including the California Investigative Consumer Reporting Agencies Act (the “ICRAA”), and privacy laws in other states and some cities;
Outside the United States, we are subject to the General Data Protection Regulation (the “GDPR”) and U.K. GDPR, which establish significant data protection and privacy standards that empower individuals in the European Economic Area and the United Kingdom to exercise significant control over their personal data, as well as similar laws in many other countries in which we do business including but not limited to Australia, Canada, and China.

The FCRA and ICRAA
The FCRA and ICRAA regulate consumer reporting agencies, including us, as well as data furnishers and users of consumer reports such as banks and other companies. These laws govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes; limit the type of information that may be reported by consumer reporting agencies and the distribution and use of consumer reports; and establish consumer rights to access, freeze and dispute information in their credit files. Consumer reporting agencies are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. These laws impose many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation can result in civil and criminal penalties as well as attorney fee shifting to provide an incentive for consumers to bring individual or class action lawsuits against consumer reporting agencies for violations.
The GLBA
The GLBA regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities.
The DPPA
The DPPA requires all states to safeguard certain personal information included in licensed drivers’ motor vehicle records from improper use or disclosure. The DPPA limits the use of this information sourced from state departments of motor vehicles to certain specified purposes and does not apply if a driver has consented to the release of their data. The DPPA imposes criminal fines for non-compliance and grants individuals a private right of action, including actual and punitive damages and attorneys’ fees. The DPPA provides a federal baseline of protections for individuals, and is only partially preemptive, meaning that except in a few narrow circumstances, state legislatures may pass laws to supplement the protections made by the DPPA. Many states have laws that are more restrictive than the federal law.
The CCPA and Other State and Local Laws and Regulations
The California Consumer Privacy Act (the “CCPA”) requires businesses to provide California consumers with certain rights regarding their personal information, including the right to be informed about the type of information collected about them, the right to opt out of the sale of their personal information, the right to request deletion of their personal information, and the right to access their personal information. The CCPA exempts much of the activities that are covered by FCRA, GLBA, and DPPA and therefore much of our business is not subject to the CCPA. The CCPA creates a private right of action for security breaches. On November 3, 2020, California adopted the California Privacy Rights Act (the “CPRA”), which amends and expands CCPA. It is anticipated that most of the substantive provisions of CPRA will go into effect in 2023.
Certain other state laws and regulations, including the CPRA and the Illinois Biometric Information Privacy Act, impose similar privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances. Failure to comply with these laws and regulations may result in the imposition of civil and criminal penalties, including fines, and may be a basis for private litigation. These laws and regulations vary among states and are subject to differing interpretations. In addition to interpreting and complying with laws and regulations as and to the extent they relate to our services, we must also reconcile the many potential conflicts between such laws and regulations among the various jurisdictions that may be involved in the provision of our services.

We may also be subject to other laws and regulations related to state private investigation licensing or that are designed to protect the privacy of individuals and to prevent the misuse of personal information in the marketplace. These regulations may restrict the use and disclosure of personal information and provide consumers certain rights to know the manner in, and the purposes for, which their personal information is being used, to challenge the accuracy of such information or to prevent the use and disclosure of such information. In addition, these laws and regulations vary among states and are subject to differing interpretations. In certain instances, these laws and regulations also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines with which we are obligated to comply.
The GDPR and U.K. GDPR
Our operations in the European Economic Area are subject to the GDPR and in the United Kingdom, the United Kingdom data protection regime consisting primarily of the U.K. GDPR and the U.K. Data Protection Act 2018. These laws establish significant data protection and privacy standards that empower individuals in the European Economic Area and the United Kingdom to exercise significant control over their personal data, and impose other operational and technical requirements with which we must comply, including as described in “Item 1A — Risk Factors”. Failure to comply with any provision of these laws could result in significant regulatory or other enforcement penalties.
Available Information
We file with, or furnish to, the Securities and Exchange Commission (the “SEC”) reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). These reports are available free of charge on our corporate website (www.hireright.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained free of charge at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. The information contained on, or that can be accessed through, our website is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.
Implications of Being an Emerging Growth Company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year following November 2, 2026, (2) the last day of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer (this means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year), or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have elected to take advantage of certain of the reduced disclosure obligations regarding financial statements and executive compensation in this Annual Report on Form 10-K and expect to elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

ITEM 1A. RISK FACTORS
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock. The risks and uncertainties described below are not the only ones we face. The risks of investing in our common stock may change over time, and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide. If any of the following or other risks occur, our business, financial condition, operating results, growth, ability to accomplish our strategic objectives, reputation and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business Operations
We have no assurance of future business from any of our customers.
We estimate future revenue associated with customers and customer prospects for purposes of financial planning and measurement of our sales pipeline, but we have no contractual assurance of any revenue from any of our customers. Although our customers typically enter into multi-year contracts with us, they are not required to purchase any minimum amounts of services from us and may stop doing business with us for any reason at any time without notice or penalty. Many of our larger customers maintain simultaneous relationships with our competitors, which makes it easy for them to shift their business away from us if they choose to do so.
There is no guarantee that we will be able to implement newly contracted customers successfully, retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of any of our large customers could have a material adverse impact on our business.
We rely upon third parties for the data we need to deliver our services.
Our background screening reports are made up of information that we acquire about consumers from a wide variety of sources. We obtain information from public sources, including courts, law enforcement agencies, motor vehicle departments, and other governmental authorities, and from private sources including credit bureaus, other aggregators, and private suppliers that execute local courthouse searches.
Public data sources are subject to significant and growing social and political pressures to protect the data privacy rights of persons whose data is in their custody, including by limiting the data that those public sources provide. For example, some courts are limiting or eliminating access to the date of birth information in their criminal records, which makes it more difficult to match criminal histories to the correct individuals. Private data sources may be subject to regulatory requirements over their use of data and typically have significant motivations to protect their proprietary data aggregation techniques. As a result, as a condition of providing their data to us, our suppliers impose significant requirements and restrictions on our use and handling of such data and routinely audit us to ensure our compliance. If, through error or oversight, or for any other reason, we fail to adhere to their requirements and restrictions, we could lose access to important data sources, which would compromise our competitive position and prevent us from delivering all of the services our customers expect.
In general, the data we obtain and reflect in the reports we provide to customers is equally available to our competitors. Therefore, our competitive advantages derive from our decisions about which available data we obtain and how efficiently and effectively we ingest, process, and utilize that data to produce timely, accurate, compliant, and actionable information to our customers. We differentiate ourselves in the market with a number of proprietary databases we have built using data from public sources or commercial counterparties, including broad criminal records databases and sector-specific databases serving the transportation, retail, and gig economy markets. We do not own the data but we consider the databases to be proprietary to us because we have built the database structures and the technology and processes by which the data elements are gathered and processed to produce reports for our customers. If we lose access to the information we use to populate these databases, or our uses of that information are restricted in ways that limit the utility of these databases, we may lose an important source of competitive differentiation.
Finally, we are responsible for the accuracy of the reports we prepare and could incur significant liability to our customers, consumers, and regulators, as well as reputational harm, if inaccuracies or omissions in information provided to us by third parties are reflected in the reports we deliver to our customers. We seek to secure contractual indemnities from our data sources, but public data sources generally do not accept liability for errors in their data and private data sources may have enough negotiating leverage to limit their liability to us for their own errors. Smaller providers may not have the resources to fund their indemnity obligations.
We rely upon third-party contractors to help us fulfill our service obligations to our customers.
In addition to relying on third-party sources for our data, we use third-party service providers to supplement our own staff and help us deliver our services. These service providers include business process outsourcing companies, court runners, and providers of additional assorted services, such as drug and health screening. These third parties enable us to adjust our staffing to changes in our order flow, and to access additional sources of information (such as local courthouses), and utilize certain facilities (such as medical testing or fingerprinting sites) that we cannot access efficiently using our own personnel. While we impose various standards and requirements on these third parties, they are more difficult to monitor and control than our own personnel. Furthermore, these third parties can become unavailable to us for various reasons or increase their pricing, which can disrupt the processing of customer orders and increase costs for us and our customers.
There is no assurance that these third-party service providers will maintain the standards that we require of our own personnel. We are responsible to our customers for the acts and omissions of our contractors and we could incur significant liability to our customers, consumers, and regulators, as well as reputational harm, because of errors by contractors engaged in helping us deliver our services. While we seek to secure contractual indemnities from our contractors, such indemnities may be limited or unavailable.
The COVID-19 pandemic further exacerbated the risks associated with our use of third-party service providers, as large portions of the staffing provided by our business process outsourcing providers were forced to temporarily suspend services or transition to work from home set-ups because of the stay-at-home orders and quarantines. The infrastructure and procedures that we needed to put in place to support a work from home set-up and to coordinate efficiently and effectively with our third-party contractors required significant costs and time. As a result, we suffered significant losses of processing capacity and prolonged turnaround times for orders. Further, our costs increased as we turned to higher-cost labor sources to compensate. There are no assurances that the procedures we developed during the COVID-19 pandemic will suffice for future calamitous events. Future global economic slowdown could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Additional costs and further losses because of the pandemic may continue; any escalation of the pandemic may result in reduced access to these third-party providers. Further, our efforts to manage these kinds of exigencies through business continuity and disaster recovery planning may not be effective.
Cost increases, failure, or termination by our third-party data and services providers could impair the effectiveness and competitiveness of our services.
Our agreements with many of our data suppliers may be terminated by the supplier for various reasons, including our failure to comply with stringent and evolving data protection requirements or changes in the supplier’s business model. Some data suppliers, as well as some service suppliers, such as the drug testing laboratories we use, are also owned, or may in the future be acquired, by our competitors, which may make us vulnerable to unpredictable price increases or delays and refusals to continue doing business with us. Because our contracts with our customers may contain restrictions on the amounts or types of costs that may be passed on to our customers, or due to competitive pricing pressure, our ability to recover any or all of the costs of any increases in fees by our data and service suppliers may be limited. If our suppliers are no longer able or are unwilling to provide us with certain data or services, we may need to find alternative sources with comparable breadth and accuracy, which may not be available on acceptable terms, or at all, or attempt to build our own networks at substantial cost. There are no alternatives to some of our critical data sources, so we are vulnerable to increases in the price of that data, and the loss of individual data sources can significantly limit our competitiveness and ability to perform for our customers. If we are unable to identify and contract with suitable alternative data and service suppliers and integrate them into our solution offerings, we could experience service disruptions, increased costs, and reduced quality of our services.
We rely upon commercial providers of applicant tracking and human capital management systems for integration with many of our customers.
We rely upon third-party information technology systems and the ability to integrate these systems with our own. We communicate with our customers, receive their orders, and deliver their services through integrations between our information technology systems and theirs. While we frequently integrate directly with customers, in many cases these integrations are made through third-party human capital management systems or applicant tracking systems (“ATS”) that our customers use to manage their workflows. We currently have over 70 integrated solutions with more than 50 HCM systems and ATS, and approximately 40% of our order volume flows through these third-party systems. Therefore, a significant portion of our business depends upon the willingness and ability of these HCM systems and ATS providers to maintain integrations with us and to keep those integrations and their systems operating correctly. Furthermore, when an HCM system or ATS is interposed between us and our customer, we must sometimes rely upon the provider of that HCM system or ATS to work cooperatively with us to address technical issues. We have no assurances that these HCM system or ATS providers will cooperate with us or maintain their integrations; HCM system and ATS providers may not share our priorities and we may have little ability to secure the degree of cooperation we need from them. Any disruption to our ability to use these HCM systems, ATS and other integrations can have an adverse effect on the flow of data between us and our customers, which could jeopardize customer relationships, reduce our revenue, and impair our ability to manage that data flow in compliance with applicable laws and regulations.
We intend to rely, in part, on acquisitions to help grow our business. Any acquisitions we undertake may not produce the benefits we expect, and may disrupt our business, adversely affect operations, dilute stockholders, and expose us to costs and liabilities.
Historically, we have relied, in part, on acquisitions to grow our business, and we may pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, including the following:
•The identification, acquisition, and integration of acquired businesses require substantial attention from management. The diversion of management’s attention and any difficulties encountered in the transition process could hurt our business.
•The identification, acquisition, and integration of acquired businesses requires significant investment, including to determine which new service offerings we might wish to acquire, harmonize service offerings, expand management capabilities and market presence, and improve or increase development efforts and technology features and functions.
•The anticipated benefits from an acquisition may not be achieved, including as a result of loss of customers or personnel of the target, other difficulties in supporting and transitioning the target’s customers, the inability to realize expected synergies, or negative culture effects arising from the integration of new personnel.
•We may face difficulties in integrating the personnel, technologies, solutions, operations, and existing contracts of the acquired business.

•We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.
•To pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund any cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations.
•Acquisitions expose us to the risk of assumed known and unknown liabilities including contract, tax, compliance, and other obligations incurred by the acquired business or fines or penalties, for which indemnities, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage.
•New business acquisitions can generate significant intangible assets that result in substantial related amortization charges and possible impairments.
•The operations of acquired businesses, or our adaptation of those operations, may require that we apply revenue recognition or other accounting methodologies, assumptions, and estimates that are different from those we use in our current business. This could complicate our financial statements, expose us to additional accounting and audit costs, and increase the risk of accounting errors.
•Acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or that our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse opinion, resulting in late filing of our periodic reports, loss of investor confidence, regulatory investigations, and litigation.
•Acquisition of businesses based outside the United States would require us to operate in languages other than English, manage non-U.S. currency, billing, and contracting needs, and comply with non-U.S. laws and regulations, including labor laws and privacy laws, that in some cases may be more restrictive on our operations than laws applicable to our business in the United States.
•Acquisitions can sometimes lead to disputes with the former owners of the acquired company, which can result in increased legal expenses, management distraction and the risk that we may suffer an adverse judgment if we are not the prevailing party in the dispute.
We must attract, motivate, train, and retain the management, technical, market-facing, and operational personnel we need to enable the success and growth of our business.
Our business is largely dependent on the personal efforts and abilities of key personnel, including our senior management team, who have significant industry expertise and specialized knowledge that is essential to our operational capabilities. Although we have employment contracts with some of our senior executives, they can terminate their employment relationship with us at any time. We currently do not maintain key person insurance on any officer or employee. Our performance also depends on our ability to identify, attract, retain and motivate highly skilled development and marketing personnel. Competition for such personnel is intense, and we may not be successful in attracting and retaining such personnel.
We are a technology-driven company, and it is imperative that we have highly skilled technical personnel to innovate and deliver our systems. Increasing our customer base depends to a significant extent on our ability to expand our sales and marketing operations and activities, and our services require a sophisticated sales force with specific sales skills and specialized technical knowledge that takes time to develop.

In international markets, we encounter staffing challenges that are unique to particular countries or regions, such as language skills, knowledge of local regulations and business practices and customs, and experience in foreign markets where background screening is less established. It can be difficult to recruit and retain qualified personnel in foreign countries and difficult to manage such personnel and integrate them into our culture.
We have a large operations fulfillment workforce that works on an hourly basis. These personnel require significant training and perform work that is detail-oriented and demanding. In general, these persons have many employment alternatives and retention in these roles is often a challenge.
It can be difficult, time-consuming, and expensive to recruit personnel with the combination of skills and attributes required to execute our business strategy, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Our personnel require significant training and it may take several months before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training, and we may have difficulty rapidly increasing our processing capacity in response to sudden increases in order volume. Moreover, new employees may not be or become as productive as we expect, and we may face challenges in adequately or appropriately integrating them into our workforce and culture. At times we have experienced elevated levels of unwanted turnover, and as our organization grows and changes and competition for talent increases, this type of attrition may increase. Periods of wage inflation exacerbate these risks and increase our operating expenses.
COVID-19 has had, and may continue to have, an adverse effect on our business.
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption. In the United States and globally, governmental authorities instituted certain preventative measures, including border closures, travel restrictions, operational restrictions on certain businesses, shelter-in-place orders, quarantines and recommendations to practice social distancing. These restrictions disrupted and may continue to disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, lower levels of business formation, lower levels of labor mobility, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory recommendations to provide relief for impacted consumers, disruption in supply chains, and restrictions on many hospitality and travel industry operations.
The extent to which the coronavirus pandemic continues to affect our business, operations, and financial results is uncertain and will depend on future developments, including the duration or recurrence of the pandemic, the related length and severity of its impact on the U.S. and global economy, and the continued governmental, business and individual actions taken in response to the pandemic and economic disruption. For example, vaccine mandates may have an adverse effect on employment, which could decrease demand for our services. Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heighten many of the risks and uncertainties identified below, and could have an adverse impact on our business, financial condition, and results of operations.
Our business is substantially dependent on our customers’ continued use of our services, and our results of operations will decline if our customers reduce use of our services or are no longer willing or able to use them. Our customers are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for services we already provided, and our customer base will shrink, which will lower our revenue.
There have been and there may continue to be a significant number of new laws and regulations promulgated by federal, state, local, and foreign governments because of the COVID-19 pandemic. We have expended additional resources and incurred additional costs in addressing regulatory requirements applicable to us and our customers. These regulations may be unclear, difficult to interpret or in conflict with other applicable regulations. The failure to comply with these new laws and regulations could result in financial penalties, legal proceedings, and reputational harm.

Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business may not grow at similar rates, if at all.
We may provide or rely upon forecasts related to growth of and conditions in our market. Forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Further, even if our market grows, we may not. Our strategic plans may not succeed for various reasons, including possible shortfall or misallocation of resources or superior technology development, marketing, or service delivery by competitors.
As a result of various factors, our operating results may fluctuate significantly, be difficult to predict, and fall below analysts’ and investors’ expectations.
Our operating results may be difficult to predict, particularly because our customers are not required to continue purchasing our services and our business is vulnerable to economic downturns. We have experienced significant variations in revenue and operating results from period to period, and operating results may continue to fluctuate and be difficult to predict due to a number of factors, including:
•changes in pricing of our services in response to competitive pressure, increased data acquisition or labor costs, changes in revenue mix, and other factors;
•diversification of our revenue mix to include new services, some of which may have lower pricing than our prior services or may cannibalize existing business;
•the addition or loss of significant customers;
•changes in the business or financial condition of customers;
•the cost, timeliness, and quality of our services;
•changes and uncertainty in the regulatory environment for us or our customers;
•the introduction of new technologies or service offerings by our competitors and market acceptance of such technologies or services;
•our level of expenses, including investment required to support our innovation and scale our technology infrastructure and business expansion efforts;
•the effectiveness of our financial and information technology infrastructure and controls;
•foreign exchange rate fluctuations; and
•changes in accounting policies and principles and the significant judgments and estimates made by management in the application of these policies and principles.
Because significant portions of our expenses are relatively fixed, variation in our quarterly revenue could cause significant variations in operating results and resulting stock price volatility from period to period. Period-to-period comparisons of our historical results of operations are not necessarily meaningful, and historical operating results may not be indicative of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.
Our balance sheet includes significant amounts of goodwill and intangible assets. An impairment charge on our goodwill and other intangible assets could negatively affect our financial condition or results of operations.
Goodwill and intangible assets represented approximately 79% and 87% of our consolidated assets at December 31, 2021 and December 31, 2020, respectively. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, or other variables. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, that might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. The amount of any impairment could be significant and any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and could have a material adverse effect on our business, results of operations and financial condition.
Legal and Regulatory Risks
Litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.
In the ordinary course of our business activities, we are subject to frequent legal proceedings. These are typically claims by private plaintiffs, including subjects of our background reports and third parties with which we do business, but can also include regulatory investigations and enforcement proceedings. Most of these matters arise in the U.S. under the FCRA and other laws of U.S. states focused on privacy and the conduct and content of background reports, and relate to actual or alleged process errors, inclusion of erroneous or impermissible information, or failure to include appropriate information in background reports that we prepare. Investigations, enforcement actions, claims or proceedings may also arise under other laws addressing privacy and the use of background information such as criminal and credit histories around the world.
A consumer reporting agency that negligently fails to comply with any requirement under the FCRA is liable for actual damages sustained by the consumer because of the failure plus the legal fees and costs incurred by the consumer in enforcing the claim. If the consumer reporting agency’s failure to comply is “willful,” in lieu of actual damages the consumer may recover statutory damages of not less than $100 or more than $1,000 per violation plus any punitive damages allowed by the court. For these purposes, “willful” can extend beyond intentional acts to include errors or omissions that are difficult to avoid without the ability to predict problems in advance but that appear in hindsight to have been reckless, or to business decisions not to focus resources on technological developments or process improvements that are not deemed to be priorities but that, with the benefit of hindsight, prove to be more important than previously foreseen. Claimants need not show any actual harm in order to be entitled to statutory damages, which the FCRA does not cap. The ICRAA follows a similar approach, but imposes statutory damages of $10,000 for individual claims, without any requirement of negligence or willfulness.
The right of a consumer to recover legal fees and costs for any successful claim is a powerful motivator for plaintiffs’ attorneys to bring claims under the FCRA, and attorneys’ fee awards in FCRA cases often exceed the actual damages. This creates settlement value and therefore imposes significant costs upon us for minor claims and even technical violations that result in no real harm.
The availability of attorneys’ fees and statutory damages also make class actions under the FCRA potentially lucrative for plaintiffs’ attorneys. Even minimal error rates produce a number of actionable claims against us when multiplied across the millions of reports we prepare, and an error in the design or execution of a process can affect large numbers of consumer reports to which that process applies, thereby creating class exposure to statutory damages of $1,000 per violation. This allows plaintiffs’ attorneys who seek the largest class possible, even if liability to the class is unlikely, to threaten aggregate statutory damages that might be excluded from or exceed the limits of our insurance, potentially by significant amounts.
Commonly asserted mistakes include matching a person who has no criminal history with the criminal records of another person having the same or almost the same identifying information; reporting arrests, civil suits or judgments, or other adverse information that is more than seven years old; reporting criminal records inaccurately, such as failure to identify amendments to the original charges or expungements of convictions; and failing to follow regulatory process requirements, such as providing appropriate disclosure to, and receiving required authorization from, the subjects of our background reports (which is legally the customer’s responsibility but which we often facilitate), receiving required certifications from our customers that they have complied with their disclosure and authorization obligations, reinvestigating and correcting erroneous information reported about a consumer in response to the consumer’s demand that we do so, and upon demand by a consumer, disclosing all information that we record and retain about that consumer.
Many factors contribute to these and other kinds of errors. Criminal record information is sourced from a large number of federal, state, county, and local government agencies, including court systems in approximately 3,000 counties across the U.S. There are significant disparities in how these data sources keep records and describe the nature and disposition of criminal charges and convictions. This contributes to errors in extracting information requested by our customers from those records and correctly describing that information in our background reports.
Associating the correct records to a consumer involves matching the identifying information we receive from our customer or the consumer to the identifying information in our data source. This can be challenging because the various sources of the information we gather do not always include common or complete identifying information. We look for identifying information beyond simply first and last names, but additional identifiers such as middle name (if the subject has a middle name), date of birth, address, and government-issued identification number may or may not be present in any particular data source. We must also overcome differences in names arising from the use of nicknames, previous names (e.g., maiden names), and aliases. In some instances, there are errors in the recorded identifying information for an individual. In addition, many courts do not include date of birth information in their criminal records for privacy reasons, and some courts that do include date of birth information in their criminal records are limiting or eliminating public access to that information. Inability to obtain date of birth information associated with criminal records may require us to depend upon other identifiers that are more difficult to use, potentially increasing the cost of criminal record searches and the chances of mismatch. In some cases, inability to access date of birth information or other identifiers may prevent us from meeting legal requirements for accuracy, which would prevent us from reporting otherwise relevant and reportable criminal records, potentially making our services less useful and depriving us of important revenue streams.
Evolving regulatory priorities and interpretations and judicial decisions can expose industry participants, including us, to potential liability for compliance practices that were widely accepted in the past.
At any given time, we have a number of demands pending against us by consumers claiming that we made a mistake in their consumer report. Some of these are articulated as class actions. Damages claimed can include loss of employment opportunities, defamation, invasion of privacy, and emotional distress, among other things. Such claims have on occasion resulted in significant liability for us and other industry participants and future claims could be material, divert management’s attention, cause reputational harm, and subject us to regulatory scrutiny and equitable remedies that could limit the scope and increase the costs of our operations. In particular, class action or other multi-plaintiff claims have the potential to have a material adverse effect on our financial condition and results of operations. While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination, or supervisory activity will have a material adverse effect on our financial position, new claims or regulatory actions could emerge at any time. Such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties, or injunctive relief against us.
In addition to these direct risks to our business, consumer-reporting laws have indirect effects on our business. Some of our suppliers are themselves consumer reporting agencies that impose requirements and restrictions upon us and require us to indemnify them as part of their own compliance efforts.
The FCRA, the ICRAA and other laws that regulate our business impose significant operational requirements and liability risks.
We are subject to U.S. federal, state, and local laws and regulations related to background reporting. These laws and regulations are complex, stringent, and subject to evolving and often uncertain administrative and judicial application in ways that can be difficult to predict and can harm our business. For example, we are subject to the FCRA, the ICRAA, and other similar laws that impose many restrictions and process requirements upon “consumer reporting agencies” (like us) that provide those reports and customers that use them. The restrictions and process requirements largely relate to what may be reported about an individual, when, to whom, and for what purposes, and how the subjects of consumer reports are to be treated. For example, under the FCRA, the consumer reporting agency providing a consumer report must follow reasonable procedures to assure the accuracy of the information reported, and may not report certain things, including adverse information (other than criminal convictions) that is more than seven years old, even if this information is otherwise available to our customer. A consumer report may not be furnished for employment purposes unless the subject of the report has authorized procurement of the report after receiving disclosure, in a document that consists solely of the disclosure, that such a consumer report may be obtained for that purpose. Before taking any adverse action based upon a consumer report prepared for employment purposes, the user of the report must provide the subject of the report with a copy of the report and certain required disclosures. If the subject of a consumer report disputes its accuracy, the consumer reporting agency must reinvestigate. Violations of FCRA can result in civil and criminal penalties. Regulatory enforcement of FCRA is under the purview of the Federal Trade Commission (the “FTC”), the Consumer Financial Protection Bureau (the “CFPB”) and state attorneys general, acting alone or in concert with one another.
Some employment-related background reporting practices may be allowed, or even required, in some jurisdictions or circumstances yet prohibited in others. For example, in the U.S., applicable regulations require employers in some industries, such as finance, health care, or transportation, to inquire into elements that are or may be prohibited by the FCRA, state consumer reporting laws, or restrictions around the use of criminal history. Where such laws and regulations conflict or may conflict, we may be required to restrict the information we provide our customers. Other countries and localities around the world regulate background reporting in their own ways, including by prohibiting reporting of certain kinds of information, such as criminal or credit histories, and imposing unique process requirements. These requirements are constantly evolving and can change quickly. This requires us to maintain wide-ranging compliance expertise and adapt our operations appropriately to divergent local requirements or face liability and reputational harm for failure to do so.
Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in substantial fines and restitution obligations and court-ordered injunctions or administrative cease-and-desist orders or settlements that require us to modify our business practices in ways that are costly to implement or that reduce our efficiency or the utility of our services, or may prohibit conduct that would otherwise be legal and in which our competitors may engage. In addition, there may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our suppliers, our customers, or our competitors) that could decrease customer acceptance of our services.
For example, in 2012 the U.S. Federal Trade Commission assessed civil penalties of $2.6 million and other measures against HireRight for various process failures including failing to follow reasonable procedures to (i) assure that the information contained in its consumer reports reflected the current public record status of the consumers’ information (such as expungement of a criminal record); (ii) prevent the inclusion of multiple entries for the same criminal offense in a single report; and (iii) prevent the inclusion of obviously erroneous information in reports. In 2015, the U.S. Consumer Financial Protection Bureau issued a Consent Order against GIS assessing consumer redress payments of $10.5 million and civil monetary penalties of $1.25 million payable to the Bureau for (i) reporting of mismatched criminal record information; (ii) failure to notify consumers at the time of reporting adverse information or maintaining strict procedures to ensure adverse information is complete and up-to-date; (iii) reporting adverse non-conviction information, such as civil suits and judgments, that antedated the report by more than seven years; and (iv) and failing to maintain adequate processes to prevent such errors. Similar enforcement actions have affected our competitors and it appears that the current political climate may result in increased regulatory enforcement activity. Additionally, our customers might face similar proceedings, actions, or inquiries, which could result in indemnity claims against us and could affect their business and, in turn, our ability to do business with those customers.
Along with laws and regulations related to background reporting, other laws and regulations governing employment relationships and practices around the world also expose us to compliance requirements and enforcement risk. For example, laws prohibiting inquiry into a job applicant’s criminal history until after a conditional offer of employment is made require us to adapt our operational procedures. Identity and right-to-work verification requirements, such as U.S. I-9 compliance procedures and drug and health screening requirements applicable to employment in certain industries, can expose us to significant liability and regulatory penalties for errors we make in assisting our customers with these processes.

In the future, we expect to be subject to significant additional compliance expense and liability risk as a result of increased governmental and private enforcement activity and implementation of new laws and regulations restricting access to and use of personal information in response to social trends and growing worldwide concern that:
•inaccuracies in background reports harm the individuals who are the subjects of those reports;
•background reporting has a disparate adverse impact on some populations;
•background reports can impair the ability of persons with criminal records to reintegrate with society;
•use of algorithms and automated processing, including artificial intelligence and machine-learning, fail to take individual circumstances into account and may reinforce inaccurate or unjust biases; and
•privacy must be protected as a fundamental right, resulting in significant limitations on collection and use of personal background information.
Increased enforcement and new laws and regulations related to background reporting may limit our ability to pursue business opportunities we might otherwise consider, prevent full utilization of our services and reduce the availability or effectiveness of our services or the supply of data available to our customers. Further, any perception that our practices or services are inaccurate, are an invasion of privacy or have disparate impacts, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.
We are subject to rapidly changing and increasingly stringent laws and industry standards relating to privacy, data security, and data protection. The requirements and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business.
We collect, process, transmit and store sensitive data, including personally identifiable information of applicants and employees of our customers about whom we prepare background reports. We and our data suppliers are subject to numerous laws regarding privacy and the storage, sharing, use, transfer, disclosure, protection, and other processing of this kind of information. In the U.S., these laws include the DPPA (regulating driving records), the GLBA (regulating financial data), the HIPPA (regulating health information), the Federal Motor Carrier Safety Administration’s rules (regulating truck-driver drug testing and other qualifications), and the Death Master File rule (regulating death notices related to Social Security Numbers).
In addition, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress. Various U.S. state legislatures have announced intentions to consider additional privacy legislation, and U.S. state legislatures have already passed and enacted comprehensive privacy legislation. For example, the CCPA imposes obligations and restrictions on businesses regarding their collection, use, processing, retaining and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. The CCPA exempts much of the data that is covered by FCRA, GLBA, and DPPA and, therefore, much of our data is not subject to the CCPA. However, information we hold about individual residents of California that is not subject to FCRA, GLBA, and DPPA would be subject to the CCPA. Because the CCPA is relatively new, there is still some uncertainty about how such exceptions may be applied under the CCPA. In addition, new laws and regulations proposed or enacted in a number of states impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted.
In the European Economic Area, we are subject to the General Data Protection Regulation (the “GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation (“U.K. GDPR”) and the U.K. Data Protection Act 2018. The GDPR and U.K.

GDPR are extremely broad and sweeping privacy laws that establish multiple privacy and data protection requirements, including with respect to criminal convictions data, that are in some respects more comprehensive than those of the U.S. and other countries where we operate. These requirements include providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data access); notifying data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Fines for certain breaches of the GDPR and the U.K. data protection regime are significant e.g., fines for certain breaches of the GDPR or the U.K. GDPR are up to the greater of €20 million / £17.5 million or 4 % of total global annual turnover. Other countries outside of the European Economic Area and the United Kingdom have also enacted comprehensive data protection legislation similar to the GDPR to which we are or may become subject in the future.
These privacy laws and regulations also regulate many of our data suppliers, which in turn impose their restrictions and requirements upon us. If we violate those restrictions and requirements, we risk both liability and interruptions in our ability to obtain information that we need to deliver our services.
Compliance with multiple federal, state and international laws and regulations imposing varying and increasingly rigorous requirements is complicated and costly, and we must devote substantial resources to strive for adherence with applicable laws, regulations, and related requirements. The scope of such laws is constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, and new laws of this nature are regularly proposed and adopted. Consequently, we currently, and from time to time, may not be in compliance with all such laws. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. There is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. As discussed above, we have in the past received, and may continue to receive inquiries from regulators regarding our data privacy practices. Any failure or perceived failure by us to comply with applicable privacy and security laws, or any compromise of security that results in unauthorized access, use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, and class action privacy litigation. We could further be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and adverse publicity. When such events occur, our reputation may be harmed, we may lose current and potential customers and the competitive positions of our various brands might be diminished. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions.
In addition to the above, we have been, and could be in the future, the victim of fraudulent requests for background screening reports as a result of fraudsters “spoofing” or impersonating our customers. The internal controls or procedures we put into place to combat such attacks may not be enough to stop them. Any transfer or loss of personal data to fraudsters as a result of such attacks may cause us to violate our contractual commitments, compromise our ability to receive information from our data suppliers, harm our reputation, give rise to unwanted media attention, and result in litigation and regulatory action.

We can incur significant liability for omitting adverse information in a background report if the subject of that report causes harm that could have been foreseen and avoided if we had reported the omitted information.
One of the reasons our customers use our services is to protect against negligent hiring claims that are likely to result if they hire an individual who causes harm that could have been foreseen and avoided through a careful review of the individual’s background. If we fail to report potentially negative information, such as criminal records, a history of dangerous driving, or illegal drug use about an individual who later commits a crime or causes other harm in the course of employment by our customer, we may face potential direct liability to damaged third parties, as well as an obligation to indemnify and defend our customer against its own negligent hiring liability exposure. We have in the past experienced such claims for crimes such as assaults and thefts allegedly committed, as well as automobile accidents allegedly caused, by persons on whom we prepared background reports that did not include records of similar past conduct. These kinds of situations tend to attract adverse publicity, which together with the liability to which we may be subject, could be extremely damaging and might be excluded from, or exceed the limits of, our insurance coverage. Even in situations in which we have no legal responsibility, such as for prior records that we allegedly “missed” but did not discover because they were outside the scope of the search we were hired to perform, merely being associated with a negligent hiring claim could be extremely damaging to our reputation, and we may choose to indemnify customers or otherwise contribute to legal settlements in the interests of customer relations.
We may be subject to and in violation of state private investigator licensing laws and regulations, which could adversely affect our ability to do business in certain states and subject us to liability.
Although our work is distinct from the activities normally associated with private investigators, we fit within the definitional scope of many state laws that regulate private investigators because of our information gathering and reporting activities. These laws and related licensing requirements and regulations vary among the states and are subject to differing interpretations. Failure to correctly interpret and comply with these laws, requirements and regulations may result in the imposition of penalties or restrictions on our ability to continue our operations in certain states.
We are subject to government regulations concerning our employees, including wage-hour laws and taxes.
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, sick days, unemployment and similar taxes, overtime and working conditions, equal pay, immigration status, and classification of employee benefits for tax purposes. Legislated increases in labor-cost components, such as employee benefit costs, workers’ compensation insurance rates, and compliance costs, as well as the cost of litigation and fines in connection with these regulations, would increase our labor costs. Many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements, failure to pay overtime wages properly, and failure to provide meal and rest breaks or pay for missed breaks, with such actions sometimes brought as class or collective actions. These actions can result in material liabilities and expenses. Federal and state standards for classifying employees under wage-and-hour laws differ and are often unclear or require application of judgment, and classifications may need to change as employment duties evolve over time. We may misclassify employees and be subject to liability as a result. If we become subject to employment litigation, such as actions involving wage-and-hour, overtime, breaks and working time rules, it may distract our management from business matters and result in increased labor costs.
We may be subject to intellectual property claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies and intellectual property.
Third parties may assert claims of infringement or misappropriation of intellectual property rights against us, or against our customers for use of our systems or services. We cannot be certain that we are not infringing any third-party intellectual property rights, and we may have liability or indemnification obligations as a result of such claims. As a result of the information disclosure in required public company filings our business and financial condition are visible, which may result in threatened or actual litigation, including by competitors and other third parties.
Regardless of whether claims that we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and can impose a significant burden on management and employees. The outcome of any claim is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us. Some parties that could make claims of infringement against us have substantially greater resources (including in-house expertise on the disputed technology) than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.
Although third parties may offer a license to their technology or intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology or intellectual property licensed to us. Alternatively, we may be required to develop non-infringing technology or to make other changes that could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from performing certain services, limits the way we may provide certain services, or requires us to pay substantial damages, including treble damages if we are found to have willfully infringed the claimant’s patents or copyrights. Claims of intellectual property infringement or misappropriation also could result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our solution.
If we are unable to protect our proprietary technology and other intellectual property rights, it may reduce our ability to compete for business and we may experience reduced revenue and incur costly litigation to protect our rights.
Our business depends on our brands as well as our internally-developed and licensed technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade secret and copyright laws, confidentiality procedures, and contractual provisions to protect our rights in our internally-developed technology, brands and other intellectual property. These measures may not be sufficient to offer us meaningful protection, particularly in jurisdictions that do not protect intellectual property rights to the same extent as do the laws of the United States. If we are unable to protect our intellectual property, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies that are substantially similar to ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, each of which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.
Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement, misappropriation, dilution or other violations. Litigation brought to protect and enforce our intellectual property rights can be costly, time consuming and distracting to management, and could be ineffective or result in the impairment or loss of portions of our intellectual property. As a result, we may be aware of infringement or other violations by competitors but may choose not to bring litigation to enforce our intellectual property rights. Furthermore, even if we decide to bring litigation, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property rights. As a result, despite efforts by us to protect our intellectual property rights, unauthorized third parties may attempt to use, copy, or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop solutions with the same or similar functionality as our solutions. If competitors infringe, misappropriate, or otherwise violate our intellectual property rights and we are not adequately protected or elect not to litigate, our competitive position, business, financial condition and results of operations could be harmed.
In general, any inability to meaningfully protect our intellectual property rights could impair our ability to compete and reduce demand for our services. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain, maintain, protect and enforce the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain, protect, and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
Our business relationships expose us to risk of substantial liability for contract breach, violation of laws and regulations, intellectual property infringement and other acts and omissions by us and others, and our contractual indemnities, limitations of liability, and insurance may not protect us adequately.
Our agreements with our customers and suppliers typically obligate us to provide indemnity and defense for violation of applicable laws and regulations, damages to property or persons, misappropriation of confidential or personally identifiable information in our custody or control, intellectual property infringement, business losses, and other liabilities. Generally, these indemnity and defense obligations relate to our own business operations, and acts or omissions. However, under some circumstances, we agree to indemnify and defend contract counterparties against losses resulting from their own business operations and acts or omissions, or the business operations and acts or omissions of third parties. For example, our customers also typically require us to indemnify them against acts and omissions of our subcontractors and suppliers, such as business process outsourcing providers and data sources. At the same time, these subcontractors and suppliers often require us to indemnify them against acts and omissions of our customers, including indemnifying our data sources for our customers’ misuse of that data.
Even in the absence of a clear contractual obligation to provide indemnity, customers regularly seek indemnification from us in respect of claims made against them due to alleged errors in our services, or alleged errors they make in complying with laws and regulations applicable to their procurement and use of our services. Some of these indemnity claims are supportable and result in costs to us, and we may sometimes fund even invalid claims for relationship reasons.
Our agreements with customers and suppliers typically include provisions limiting our liability to the counterparty and the counterparty’s liability to us, although these limits sometimes do not apply to certain liabilities, including indemnity obligations, and certain customers and suppliers, including government entities, may require indemnity from us without any limit on our liability, and provide us with little or no reciprocal indemnity support.
We have limited ability to control acts and omissions of our customers, suppliers, or other third parties that could trigger our indemnity obligations, and our insurance policies may not cover us for acts and omissions of others. Because we contract with many customers and suppliers and those contracts are individually negotiated with different scopes of indemnity and different limits of liability, it is possible that in any case our obligation to provide indemnity for the acts or omissions of a third party such as a customer or supplier may exceed what we are able to recover from that third party. Further, contractual limits on our liability may not apply to our indemnity obligations, contractual limits on our counterparties’ liability may limit what we can recover from them, and contract counterparties may be unable to meet their obligations to indemnify and defend us as a result of insolvency or other factors. Large indemnity obligations, or obligations to third parties not adequately covered by the indemnity obligations of our contract counterparties, could expose us to significant costs.
In addition to the effects on indemnity described above, the limitation of liability provisions in our contracts may, depending upon the circumstances, be too high to protect us from significant liability for our own acts or omissions, or so low as to prevent us from recovering fully for the acts or omissions of our counterparties.

Liabilities we incur in the course of our business may be uninsurable, or insurance may be very expensive and limited in scope.
Insurance companies view consumer reporting as a risky business.
•The FCRA, the California Investigative Consumer Reporting Agencies Act, and similar laws that regulate our business are ambiguous in many respects, resulting in a constant succession of new liability theories conceived by plaintiffs’ attorneys and tested through claims against background reporting companies like us.
•There are significant uncertainties and inconsistencies in how courts interpret those laws.
•The availability under those laws of substantial statutory damages and attorneys’ fees awards can result in enormous class action claims.
•Background reporting companies may incur significant liability to their customers and members of the public for failure to report potentially negative information, such as criminal records, about an individual who later commits a crime or causes other harm that might have been foreseen and avoided if the prior record had been reported.
•Governmental agencies charged with enforcing these laws, such as the CFPB and FTC, have a history of imposing large fines and their enforcement approaches and intensity may vary with changes in partisan political control.
Due to these and similar factors, and the resulting frequency and potential severity of legal claims, some insurance companies will not underwrite errors and omissions policies for background reporting companies. Insurance companies that will underwrite such policies often impose very high retention requirements and various coverage limitations and exclusions, including for regulatory investigations, fines, and punitive damages. Consequently, while we do have errors and omissions coverage, we expect to bear responsibility for most claims that arise as a result of errors and omissions in delivery of our services. Further, significant claims under our policies, or negative claims experience in the industry in general, could result in carriers refusing to provide liability insurance to us, or charging prohibitive premiums and imposing co-insurance requirements in addition to high retentions. Finally, the terms of any regulatory enforcement order against us may prohibit us from recovering under insurance for any fines, penalties, or restitution assessed.
Technology and Data Security Risks
Breaches or misuse of our networks or systems, our customers’ networks or systems that are integrated with ours, or networks or systems of third parties upon which we rely, or any improper access to our information or platform may negatively impact our business and harm our reputation.
In the ordinary course of business, we access, collect, process, transmit and store sensitive data, including intellectual property and proprietary business information of our customers and suppliers and personally identifiable information of applicants and employees of our customers about whom we prepare background reports. The secure operation of our IT networks and systems and secure processing and maintenance of this information is critical to our business operations and strategy.
Because we access, store and transmit personally identifiable information, we could be the target of cyber attacks, fraudulent schemes and other security threats by third parties, including technically-sophisticated and well-resourced hackers, hostile state intelligence services and other bad actors attempting to access or steal the data we store or to disrupt our operations or to misappropriate such information by direct theft or subterfuge, such as by posing as customers. International tensions and economic sanctions, such as those accompanying the conflict in Ukraine, could contribute to an environment in which cyber attacks become more common, either as state-sponsored geo-political policy or military tactics, or as opportunistic behavior by criminals seeking to take advantage of chaotic situations. Furthermore, insider or employee cyber and security threats are also a significant concern for all companies, including ours, and have become a greater risk as a result of the greater adoption of remote work as a response to the COVID-19 pandemic. Despite our investments in physical and technological security measures, employee training and other precautions, we are vulnerable to exploitation of our IT networks and infrastructure to gain unauthorized access to data from us or from our customers, our and their suppliers, and other service providers whose systems can be accessed through ours, resulting in breaches of confidential and personal information, computer malware, ransomware, and transmission of computer viruses.
Current security measures undertaken by us, our customers, suppliers, vendors or service providers may be ineffective as a result of various factors including employee error; failure to implement appropriate processes and procedures; malfeasance, acts of vandalism, computer viruses and interruption or loss of valuable business data, breaches, cyber-attacks or other tactics to obtain illicit system access. Moreover, the risk of unauthorized circumvention of our security measures or those of our customers, suppliers, vendors, and service providers has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, “phishing” or social engineering incidents, spoofing, ransomware, extortion, account takeover attacks, denial or degradation of service attacks, and malware. We and our customers and vendors have been in the past, and could be in the future, the victim of fraud schemes, including as a result of fraudsters “spoofing” or impersonating our customers, including by using stolen identities and credit cards and misappropriated customer credentials to order background reports as a way of compiling additional information about consumers.
While we have put in place internal controls and procedures designed to prevent or identify such fraudulent attacks and continue to review and upgrade our internal controls and procedures in response to the heightened risk and occurrence of such fraudulent attacks (some of which were successful), there can be no assurance that we will not fall victim to such attacks. Fraudulent transfer of funds can cause direct financial loss to us or our customers or vendors. Use of stolen credit cards to order our background reports subjects us to risk of refunding the fees we collected for providing those reports and bearing the unreimbursed costs of third-party data and services we purchased to fulfill those fraudulent orders. Transfer or loss of financial or personal data to fraudsters as a result of such spoofing or impersonation may cause us to violate our contractual commitments, compromise our ability to receive information from our data suppliers, including driver licensing and motor vehicle operating information that we receive from state motor vehicle departments, harm our reputation, give rise to unwanted media attention and result in litigation and regulatory action. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and because we typically are not able to control the efficacy of security measures implemented by our customers and suppliers, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and comply with applicable legal requirements. Although we have developed and strive to improve systems and processes designed to prevent security breaches and data loss, these security measures cannot provide absolute security, and the protection of our systems and information against exploitation and misappropriation is partially dependent on our customers’ security practices, such as measures to safeguard credentials.
Though it is difficult to determine what harm may directly result from any specific interruption or breach, any security incident could disrupt computer systems or networks, interfere with services to our customers or their applicants and employees, and result in unauthorized access to personally identifiable information, intellectual property, and other confidential business and personal information. As a result, we could be exposed to unwanted media attention, legal claims and litigation, indemnity obligations, legal and contractual reporting obligations, regulatory fines and penalties, contractual obligations, other liabilities, significant costs for remediation and re-engineering to prevent future occurrences, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud, significant distraction to our business, and damage to our reputation, our relationships with customers and suppliers, and our ability to retain and attract new customers and suppliers. If personally identifiable information is compromised, we may be required to undertake notification and remediation procedures, provide indemnity, and undergo regulatory investigations and penalties, all of which can be extremely costly and result in adverse publicity. While we maintain cyber liability insurance, we cannot ensure that our insurance policies will be sufficient to cover all losses that we may incur if we suffer significant or multiple attacks. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.
We rely significantly on the use of information technology. System failures, including failures due to natural disasters or other catastrophic events, could delay and disrupt our services, cause harm to our business and reputation and result in a loss of customers.
We depend heavily upon computer systems to provide reliable, uninterrupted service to our customers. We have experienced brief system interruptions in the past, often relating to specific customers or groups of customers, and we believe that interruptions will continue to occur from time to time in the future. Our platform operates on our data processing equipment that is housed in third-party commercial data centers that we do not control. In addition, our systems interact with the systems of our customers, their HCM systems and ATS providers, and our suppliers. All of these facilities and systems are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including natural disasters or other catastrophic events such as earthquakes, fires, floods, terrorist attacks, power loss and telecommunications failures, as well as computer viruses, physical and electronic break-ins, software issues, technology glitches, and other similar events, any of which can temporarily or permanently interrupt services to customers. In particular, as described above, intentional cyber-attacks present a serious issue because they are difficult to prevent and remediate and can be used to steal data or disrupt operations.
Although we maintain redundant data center capabilities for business continuity and disaster recovery, any substantial disruption of this sort could cause interruptions or delays in our business and loss of data or render us unable to deliver our services in a timely manner, or at all. These interruptions may also interfere with our suppliers’ ability to provide us information and our employees’ ability to perform their responsibilities. In addition, a significant portion of the work required to deliver our services is conducted by outsourced suppliers that work from other countries, including India, the Philippines, and the Caribbean, that are vulnerable to natural disasters and infrastructure failures. Any disruption in the ability of our outsourced suppliers to perform such functions may result in service interruptions and delays for our customers.
The steps we take to mitigate these risks may not protect against all problems, and our ability to mitigate risks to third-party systems is limited. In addition, we rely to a significant degree upon security and business continuity measures of our data center operators, telecommunications providers, and other third parties, and if those suppliers fail us, we could be unable to meet the needs of our customers. Any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.
Any failures or delays with our systems or other systems that interact with our systems, or inaccessibility or corruption of data, could be time-consuming and costly to repair or replace, divert our employees’ attention, expose us to liability, and harm our reputation, resulting in customers seeking to avoid payment, demanding future credits for disruptions or failures, and diverting their business to competitors. The financial harm from such circumstances could exceed any applicable business interruption insurance we may have.
If we fail to enhance and expand our technology and services to meet customer needs and preferences, the demand for our services may materially diminish.
Technology is critical to our ability to provide market-leading services that meet the diverse and complex needs of our global customers. To remain competitive and responsive to customer demands, we must continually innovate new services and upgrade, enhance, and expand our technology and services. In addition, some of our older technology needs to be updated or replaced to keep pace with our growth, evolving compliance requirements, and the increasing complexity of our business. This will require significant and increasing investments in our technology for the foreseeable future, as well as operating both older and new versions of the same systems concurrently until the new systems are fully operational following testing, integration with customer and supplier systems, personnel training, and other activities associated with implementation of new technology.
Our services are complex and can require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, customer requirements, and resource availability. We may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in customer requirements, market demands, resource availability, regulatory requirements, or other factors. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. As a result of such factors, we may not execute successfully on our technology and services development strategy.
In addition, investment in development of new services often involves a long return-on-investment cycle. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in services that meet evolving market conditions.
If we do not manage our development efforts efficiently and effectively, we may fail to produce, or to timely produce, services that respond appropriately to the needs of our customers, and competitors may develop offerings that more successfully anticipate market demand. If our services are not responsive and competitive, customers can be expected to shift their business to our competitors. Customers may also resist adopting our new services for various reasons, including reluctance to disrupt existing relationships and business practices or to invest in necessary technological integration.
Real or perceived errors, failures, or bugs in our platform could adversely affect our business.
The technology that forms the basis of our platforms is complex. Additionally, our platforms interact with a variety of systems in addition to our internal systems, including customer and ATS systems as well as those of third-party data providers. The complexity of the technology we employ as well as the variety of networking configurations we run and applications to which our platforms connect increases the likelihood of real or perceived errors, bugs or failures in those business environments. We test our software and products and material changes made to our platforms, but errors, bugs or failures could exist and may not be found until after our products are deployed to our customers or until they disrupt operations. Any error, bug or failure could degrade the quality of service on our platform and adversely affect our customers’ business, which could in turn result in our loss of revenue, damage to our reputation and brand, and weakening of our competitive position. Additionally, we could face legal claims for breach of contract due to service level failures or statutory liability for process errors due to errors or bugs. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention away from the business and cause additional harm to our reputation and operating results.
The use of open-source software may expose us to additional risks and compromise our intellectual property.
We have incorporated, and may continue to incorporate certain open-source software into our proprietary technology. Open-source software is software that is generally licensed by its authors or other third parties and made available to the general public on an “as is” basis under the terms of non-negotiable licenses. From time to time, companies that use open-source software have faced claims challenging their use and requesting compliance with the open-source software license terms. Some open-source software licenses purport to require users that distribute or make available software that is derived from or incorporates open-source software to make publicly available such user’s source code (which could include valuable proprietary code) which, if such requirements are imposed on us, may put our intellectual property rights at risk. Other open-source software licenses purport to require a user that incorporates the open-source software into its own proprietary intellectual property to grant a license to use the combined intellectual property under the terms of such open-source software license, sometimes for no or minimal charge. Because the terms of various open-source licenses have not been fully interpreted by courts, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open-source software that might require us to redesign our applications, discontinue the use of our solutions, or take other costly remedial actions, which could adversely impact our business. In addition, open-source software could be riskier to use than third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality of the software. While we test the use of open-source software before incorporating it into our proprietary platforms, we cannot be certain that we have identified and eliminated all functionality risk of the open-source software. For all of these reasons, we cannot guarantee that our use of open-source software will not subject us to liability or create circumstances that could harm our business.

Our technology development operations are centered in Estonia, exposing us to risks that may be difficult to manage.
Our software development and related technology operations are conducted primarily in our office in Estonia. Unless we are able to diversify these operations across other locations, our ability to maintain our platform and adapt it to meet customer needs and market opportunities is vulnerable to constraint or disruption as a result of various factors including unavailability of sufficient engineering talent, power loss, local pandemic conditions, weather, and regional political unrest, such as the ongoing conflict between Russia and Ukraine.
If our ability to use data to train our proprietary machine-learning models is lost or limited, our business could be adversely affected.
We employ proprietary machine-learning models, which are models built using a variety of data sets, some of which may be licensed from third-party providers or subject to other obligations to the provider or some other third party. These licenses, other obligations, or new or changing laws or regulations, may impose restrictions on the use of those data sets, including restrictions on use for any purpose inconsistent with the purpose for which the data was provided or to which the subject of the data has consented. Such restrictions may significantly limit our ability to utilize automation to improve the speed and accuracy of our services.
In addition, if third-party data used to train and improve our machine-learning models is limited or becomes unavailable to us, our ability to continue to use and improve our machine-learning models would be adversely affected. There may not be commercially reasonable alternatives to the third-party data we currently use, or it may be difficult or costly to migrate to other third-party data. Our use of additional or alternative third-party data could require us to enter into license agreements with third parties and integrate the data used in our machine-learning models with new third-party data, which may require significant work and substantial investment of our time and resources.
If the data we use to train our proprietary machine-learning models is significantly inaccurate, our business could be adversely affected.
If the data we use to train and improve our machine-learning models is inaccurate, our ability to continue to use and improve our machine-learning models would be adversely affected. There may not be commercially reasonable alternatives to the third-party data we currently license, or it may be difficult or costly to migrate to other third-party data. Our use of additional or alternative third-party data would require us to enter into license agreements with third parties and integrate the data used in our machine-learning models with such new third-party data, which may require significant work and substantial investment of our time and resources.
Our machine-learning models may not operate properly or as we expect them to, which could cause us to inaccurately evaluate applicant information.
We utilize data gathered from various sources in our services to train our machine-learning models. The continuous development, maintenance and operation of our machine-learning models is expensive and complex, and may involve unforeseen difficulties including material performance problems, and undetected defects or errors with new machine-learning or other artificial intelligence capabilities. Some of those difficulties could arise from undetected or uncorrected inaccuracies or unrepresentative tendencies in the data. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our machine-learning models from operating properly. If our machine-learning models do not function reliably, we may incorrectly process background checks or suffer extended processing times and other failures of our services, which could result in customer dissatisfaction.
Our machine-learning models could lead to unintentional discrimination and be subject to evolving regulation.
Generally, machine-learning models use data about past decisions in a particular situation to create algorithms that make a new decision in a similar situation. If the past decisions on which our machine-learning models are based were affected by a disparate impact based on any legally prohibited classification (such as race or sex), our machine-learning models could make similarly disparate decisions. Consistently making decisions that result in disparate impact could subject us or our customers to legal or regulatory liability. In light of these risks and evolving concerns about the fairness of the effects of use of artificial intelligence, regulation of artificial intelligence and machine-learning is increasing and can be expected to impose limitations and requirements on use of such technologies, exposing us to increased cost and legal risk and potentially reducing the efficacy of such technologies in our business.
Industry and Financial Risks
Changes to the availability and permissible uses of consumer data may reduce the demand for our services.
Public and commercial sources of free or relatively inexpensive information of the type our customers typically demand have become increasingly available, particularly through the internet. We expect this trend to continue, and the easier availability of this information may reduce demand for our services.
While various factors, including safety concerns, continue to drive the increased adoption of background reporting services worldwide, there are countervailing forces that could have the opposite effect. For example, certain privacy regulations restrict the collection and use of the kind of information included in our background reports (e.g., in some countries, as a general matter criminal background or credit histories must not be used as disqualifications to employment). In addition, social justice and criminal rehabilitation concerns have resulted in legal limits on the use of some background information. The continued proliferation of these limitations could reduce the scope and value of our services.
In addition, access to and use of consumer data are the subjects of intense public scrutiny and as a result subject to significant legislation and regulatory restrictions in jurisdictions around the world. Privacy and social justice considerations may result in reduced or lost access to information we need, which could reduce the utility and value of our services.
Technological changes in how personal data is managed could have the same effect. For example, the convergence of privacy concerns and new technologies such as blockchain and the increased mobility of data has led to emergence of technologies that allow consumers to manage their own background data and provide their own background reports directly to employers. While such developments present us with opportunities, such as acting as a validator of consumers’ self-managed background reporting, these kinds of market evolutions will require us to innovate aggressively to maintain our market position and relevance to our customers.
We operate in an intensely competitive market, and we may not be able to develop and maintain competitive advantages necessary to support our growth and profitability.
We face significant competition in our industry. Although we believe we are the largest participant in the market for background reporting and related services, our market share is relatively small due to the large number of competitors in the industry. We compete with companies close to our size that have capabilities similar to ours and could surpass us in capabilities and scale through their own organic growth or strategic acquisitions, as well as many smaller companies that may gain competitive advantages by focusing on particular geographies, market sectors, or discrete services. Barriers to entry are low in our business and, in general, all competitors have access to the same core sources of information that form the basis of background reports. Therefore, we must compete based upon our effectiveness at gathering and using that information more effectively than others to produce value-added insights, as well as our speed, accuracy, and ability to service a large customer base at scale and across diverse geographies and industries. This requires us to develop and maintain broad expertise, innovate new service offerings, and use technology effectively to improve our processes. If we are not able to outpace our competitors or keep up with their technological advances, we may lose a significant amount of business to those competitors.
Some of our competitors may have already developed, or may soon develop, a lower cost structure, more aggressive pricing, or better services than we offer or develop. Large and well-capitalized competitors may emerge, particularly through industry consolidation, that may be able to innovate faster, compete for talent more effectively, and price their services more aggressively than we can. Price reductions by our competitors could negatively affect our revenue and operating margins and results of operations and could also harm our ability to obtain new customers on favorable terms.

Many customers stage regular request for proposal processes as a matter of procurement policy, which enables competitors to bid aggressively to try to capture their business. This puts pressure on our margins if we are not able to compete effectively without reducing our pricing.
Growth will require us to improve our operating capabilities.
Our growth has resulted in significant increases in the number of transactions and the amount of customer, applicant, and employee data that our infrastructure supports, straining our resources and adding to the complexity of our organizational structure and procedures. Our success depends, in part, on our ability to improve our organizational effectiveness, including our operational, financial and management controls and our operating and reporting systems and procedures. The failure to effectively manage growth could result in declines in the quality of, or customer satisfaction with, our services, increases in costs or other operational difficulties.
Our business is vulnerable to economic downturns and seasonality.
Demand for our services is highly correlated to general levels of economic activity and the job market. Our customers are sensitive to changes in general economic conditions, the availability of affordable credit and capital, the level and volatility of interest rates, inflation, and consumer confidence, in all the markets in which we operate worldwide. When economic and market conditions turn adverse, our customers can be expected to curtail hiring, which presents considerable risks to our business and revenue.
Different customer segments have seasonal hiring needs that affect our order volumes. Depending upon business mix and market dynamics, our revenue may reflect underlying customer seasonality. Historically, we have experienced seasonal peaks during the first half of the year and during the peak hiring periods in the summer and over the winter holidays, but there can be no assurances that such seasonal trends will consistently repeat each year. We believe the micro and macro-economic changes in the traditional workforce landscape caused by the COVID-19 pandemic have shown that traditional seasonality or periodic fluctuation may be changing and becoming more difficult to predict. Any seasonality we experience might affect our operating results and financial condition and may cause projections based on previous operating results not to be a reliable measure of future operating results or our financial condition.
If we do not introduce successful new products, services, and analytical capabilities in a timely manner, or if the market does not adopt our new services, our competitiveness and operating results will suffer.
Our industry has historically been impacted by technological changes and changing industry standards. Without the timely introduction of new services and enhancements, our services may become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. The success of our new services will depend on several factors, including our ability to properly identify customer needs; innovate and develop new technologies, services, and applications; successfully commercialize new services in a timely manner; produce and deliver our services in sufficient volumes on time; differentiate our services from competitor services; price our services competitively; and anticipate our competitors’ development of new services or technological innovations. Our resources must be committed to any new services before knowing whether the market will adopt the new offerings.
Inflation may reduce our profitability.
Recent growth in inflation that has accompanied the COVID-19 recovery is increasing our operating costs. Among other things, competition for labor is becoming more acute and we expect our labor costs to continue to increase as a result. We may not be able to raise our pricing sufficiently to offset our increased costs. Some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. Even if we are contractually permitted to increase prices, doing so could cause some customers to reduce their business with us in favor of lower-cost alternatives. Some competitors may have different business models or lower costs than we do, enabling them to absorb inflation and compete aggressively with less adverse effect to their profitability.

Risks Related to Our Indebtedness and Finances
Our existing indebtedness and other future payment obligations could adversely affect our business and growth prospects.
As of December 31, 2021, we had an aggregate of $707.9 million in principal amount outstanding under our First Lien Credit Agreement, dated July 12, 2018 (the “First Lien Credit Agreement”). Additionally, in connection with our initial public offering, we entered into an income tax receivable agreement with our pre-IPO equityholders (the “TRA”). We estimate our total obligations under the TRA to be approximately $210.6 million.
Our indebtedness, any additional indebtedness we may incur or other obligations, including the TRA, could require us to divert funds identified for other purposes for debt service and to satisfy these obligations and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt and other obligations, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness and other obligations and the cash flow needed to satisfy them have important consequences, including:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and other obligations and any interest payments;
•making us more vulnerable to rising interest rates; and
•making us more vulnerable in the event of a downturn in our business.
Our level of indebtedness and other obligations may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. The U.S. Federal Reserve has indicated that it expects to raise interest rates and may continue to do so in the future. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, and results of operations.
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and other obligations and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.
The terms and conditions of the First Lien Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The First Lien Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve;
•sell, transfer or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and

•materially alter the business we conduct.
The First Lien Credit Agreement includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). Our ability to satisfy this covenant can be affected by events beyond our control. As of December 31, 2021, we were in compliance with this financial covenant.
A breach of the covenants or restrictions under the First Lien Credit Agreement could result in an event of default that may allow the creditors to accelerate the related debt. In the event the holders of our indebtedness accelerate the repayment of that indebtedness, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may limit our ability to grow.
We may not be able to generate sufficient cash flow to meet our payment obligations under the First Lien Credit Agreement and TRA and may be forced to take other actions to satisfy our obligations, including refinancing indebtedness, which may not be successful.
Our ability to make scheduled payments under the First Lien Credit Agreement or TRA or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business, and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness or other obligations. Any failure to make payments of interest and principal on our outstanding indebtedness and other obligations on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our obligations. If we cannot meet our obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. We may not be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
We may require additional capital to support our business, and such capital might not be available on terms acceptable to us, if at all. Inability to obtain financing could limit our ability to conduct necessary operating activities and make strategic investments.
Various business challenges and opportunities may require additional funds, including the need to respond to competitive threats or market evolution by developing new services and improving our operating infrastructure through additional hiring or acquisition of complementary businesses or technologies, or both. In addition, we could incur significant expenses or shortfalls in anticipated cash generated as a result of unanticipated events in our business or competitive, regulatory, or other changes in our market, or longer payment cycles required or imposed by our customers.
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under the First Lien Credit Agreement may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
If we do raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, if we issue debt, the holders of that debt would have prior claims on the Company’s assets, and in case of insolvency, the claims of creditors would be satisfied before distribution of value to equityholders, which would result in significant reduction or total loss of the value of our equity.
Risks Related to Our International Business Strategy
Our international operations require increased expenditures and impose additional risks and compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results.
We serve customers around the world and have operations in Europe, Asia (including India, Japan and Singapore), Australia, Canada, and Mexico. We plan to continue to expand internationally. Achieving our international objectives will require a significant amount of attention from our management, finance, legal, operations, compliance, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our services and maintain sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new customers outside the United States may require more time and expense than in the United States, in part due to language requirements and the need to educate such customers about our services, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States. Expanding internationally and building our overseas operations requires a significant amount of management and other employees’ time and focus as well as significant resources, which may divert attention and resources from operating activities and growing our business.
International operations impose their own risks and challenges, in addition to those faced in the United States, including management of a distributed workforce; the need to adapt our offering to satisfy local requirements and standards (including differing privacy policies and labor laws that are sometimes more stringent); laws and business practices that may favor local competitors; legal requirements or business expectations that agreements be drafted and negotiated in the local language and disputes be resolved in local courts according to local laws; the need to enable transactions in local currencies; longer accounts receivable payment cycles and other collection difficulties; the effect of global and regional recessions and economic and political instability; terrorism and acts of war (such as the conflict between Russia and Ukraine); potentially adverse tax consequences in the United States and abroad; staffing challenges, including difficulty in recruiting and retaining qualified personnel as well as managing such a diversity in personnel; reduced or ineffective protection of our intellectual property rights in some countries; and costs and restrictions affecting the repatriation of funds to the United States.

One or more of these requirements and risks may make our international operations more difficult and expensive or less successful than we expect and may preclude us from operating in some markets. There is no assurance that our international expansion efforts will be successful, and we may not generate sufficient revenue or margins from our international business to cover our expenses or contribute to our growth.
Operating in multiple countries requires us to comply with different legal and regulatory requirements.
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations, which are often evolving and sometimes conflict. For example, the Foreign Corrupt Practices Act (the “FCPA”) and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Other laws and regulations prohibit bribery of private parties and other forms of corruption. As we expand our international operations, there is some risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents, or other contractors, including by persons engaged or employed by a business we acquire, which could result in violation by us of various laws, including the FCPA. Safeguards we implement to discourage these practices may prove to be ineffective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice, and foreign regulators. Other laws applicable to our international business include local employment, tax, privacy, data security, and intellectual property protection laws and regulations, including restrictions on movement of information about individuals beyond national borders. In some cases, customers operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. Finally, these laws may overlap in specific cases; this problem is compounded by the fact that many of these laws (especially in the U.S.) do not explicitly state the basis of any extra-territorial application.
These compliance requirements may differ significantly from the requirements applicable to our business in the United States, require engineering, infrastructure and other costly resources to accommodate, and result in decreased operational efficiencies and performance. As these laws continue to evolve and we expand to more jurisdictions or acquire new businesses, compliance will become more complex and expensive, and the risk of non-compliance will increase.
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, and violation of these laws or regulations may interfere with our ability to offer our services competitively in one or more countries, expose us or our employees to fines and penalties, and result in the limitation or prohibition of our conduct of business.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Our operations are subject to U.S. export controls, specifically the Export Administration Regulations and economic sanctions enforced by the Office of Foreign Assets Control. These regulations limit and control export of encryption technology. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. We incorporate encryption technology into the servers that operate our systems. As a result of locating some servers in data centers outside of the United States, we must comply with these export control laws.
In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to deploy our technology or our customers’ ability to use our services in those countries. Changes in our technology or changes in export and import regulations may delay introduction of our services or the deployment of our technology in international markets, prevent our customers with international operations from using our services globally or, in some cases, prevent the export or import of our technology to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our services by, or in our decreased ability to export our technology to, international markets.
Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses.
We currently have transactions denominated in various non-U.S. currencies, and may, in the future, have sales denominated in the currencies of additional countries. In addition, we incur a portion of our expenses in non-U.S. currencies, and to the extent we need to convert currency to pay expenses, we are exposed to potentially unfavorable changes in exchange rates and added transaction costs. We expect international transactions to become an increasingly important part of our business, and such transactions may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in relevant currency exchange rates may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging, and any effort to hedge our foreign currency exposure may not be effective due to lack of experience, unreasonable costs, or illiquid markets. In addition, hedging may not protect against all foreign currency fluctuations and can result in losses.
Risks Related to Our Common Stock
The Principal Stockholders control us, and their interests may conflict with ours or yours in the future.
Investment funds managed by General Atlantic and investment funds managed by Stone Point Capital, referred to as our “Principal Stockholders,” together beneficially own approximately 58% of our common stock, which means that, based on their combined percentage voting power, the Principal Stockholders together control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of our board of directors (the “Board”) and all other corporate decisions. Therefore, we are permitted to elect not to comply with certain corporate governance requirements, including (1) those that would otherwise require our Board to have a majority of “independent directors” as such term is defined by applicable stock exchange rules, (2) those that would require that we establish a compensation committee composed entirely of “independent directors” and with a written charter addressing the committee’s purpose and responsibilities and (3) those that would require we have a nominating and governance committee comprised entirely of “independent directors” with a written charter addressing the committee’s purpose and responsibilities, or otherwise ensure that the nominees for directors are determined or recommended to our Board by the independent members of our Board pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws. Even when the Principal Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the Principal Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Stockholders continue to own a significant percentage of our stock, the Principal Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock. Although we do not currently intend to rely on these exceptions, in the future, while we are still a controlled company, we may elect not to comply with certain of these corporate governance rules.
In addition, the Company has entered into a Stockholders Agreement with the Principal Stockholders that provides (x) the investment funds managed by General Atlantic the right to designate: (i) a majority of the nominees for election to our Board for so long as such funds beneficially own over 40% of our common stock then outstanding; (ii) three of the nominees for election to our Board for so long as such funds beneficially own less than or equal to 40% but at least 30% of our common stock then outstanding; (iii) two of the nominees for election to our Board for so long as such funds beneficially own less than or equal to 30% but at least 20% of our common stock then outstanding; and (iv) one of the nominees for election to our Board for so long as such funds beneficially own less than or equal to 20% but at least 10% of our common stock then outstanding and (y) the investment funds managed by Stone Point the right to designate (i) two of the nominees for election to our Board for so long as such investment funds and their affiliates beneficially own at least 20% of our common stock then outstanding; and (ii) one of the nominees for election to our Board for so long as such investment funds and their affiliates beneficially own less than or equal to 20% but at least 10% of our common stock then outstanding. The Principal Stockholders may also assign such rights to their affiliates.
The Principal Stockholders and their affiliates engage in a broad spectrum of activities, including investments in the human resources and technology industries generally. In the ordinary course of their business activities, each of the Principal Stockholders and their affiliates may engage in activities through which their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of the Principal Stockholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.
The Principal Stockholders also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, the Principal Stockholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment in our common stock, even though such transactions might involve risks to other stockholders.
We are an “emerging growth company,” and we expect to elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), for which the fifth anniversary will occur in October 2026. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. In addition, we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we might provide less information to holders of our common stock than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
The requirements of being a public company may strain our resources, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”
As a newly public company, we will incur legal, accounting and other expenses that we did not previously incur. We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures, as discussed elsewhere in these Risk Factors. Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal control over financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a newly public company, it is now more difficult and more expensive for us to obtain director and officer liability insurance. These additional obligations could have a material adverse effect on our business, financial condition, and results of operations.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, and results of operations.
Failure to maintain effective internal control over financial reporting could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or prevent fraud.
As a result of becoming a public company, we are obligated to develop and maintain adequate internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
We may be unable to implement and maintain effective design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. Completion of remediation of any control issues does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. Moreover, in the future we may implement new offerings and engage in business transactions, such as acquisitions, reorganizations, or implementation of new information systems that could require us to develop and implement new controls and could negatively affect our internal control over financial reporting and result in material weaknesses.
As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our second annual report following the completion of our initial public offering. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more material weaknesses in our internal control over financial reporting, our management may be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such controls are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.
However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second annual report following the completion of our initial public offering or the date we are no longer an “emerging growth company,” as defined in the JOBS Act.
We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, or, once required, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse opinion, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, we may be unable, or be perceived as unable, to produce timely and reliable financial reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition, or divert financial and management resources from our core business. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, and is required to evaluate the effectiveness of these controls and procedures on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act. Management has identified numerous material weaknesses that existed as of December 31, 2020, including material weaknesses relating to the ineffectiveness of the control environment. These material weaknesses continued to exist as of December 31, 2021. As a result of these material weaknesses, our management concluded that our internal controls and procedures were not effective as of December 31, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses did not result in a material misstatement to the consolidated financial statements included herein. We have implemented or are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, but our remediation efforts are not complete and are ongoing. The specific material weaknesses and our remediation efforts are described in “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.
While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion. We cannot assure you that the measures we have taken to date and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations.
If we fail to remediate these material weaknesses or identify new material weaknesses by the time we have to issue our first report of management’s assessment regarding internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, we will not be able to conclude that our internal control over financial reporting is effective, which may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any material weaknesses, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may suffer.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
In addition to the Principal Stockholders’ aggregate beneficial ownership of approximately 58% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•provide for a classified board of directors with staggered three-year terms;
•prohibit stockholder action by written consent from and after the date on which the Principal Stockholders beneficially own, in the aggregate, less than 40% of the voting power of then outstanding shares of capital stock entitled to vote generally in the election of directors;
•provide that any amendment, alteration, rescission or repeal of our bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings, except that if a Principal Stockholder beneficially owns, in the aggregate, at least 40% of the voting power of then outstanding shares of capital stock entitled to vote generally in the election of directors, they will be subject to a shorter advance notice period.
Our certificate of incorporation contains provisions that provide us with protections similar to Section 203 of the DGCL. These provisions will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date when that person (excluding the Principal Stockholders, any of their direct or indirect transferees, and any group of which any of the foregoing are a part) acquired that common stock, unless Board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay, or prevent a transaction involving a change in control of our company or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests, make it more difficult for stockholders to elect directors of their choosing and direct other corporate actions they may deem advantageous. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including by delaying or impeding a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for stockholders to realize value in a corporate transaction.
Our certificate of incorporation will provide that certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws, or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
We are required to pay our pre-IPO equityholders (or their transferees or assignees) for certain tax benefits, which amounts are expected to be material.
In connection with our initial public offering, we entered into the TRA. This agreement provides for the payment by us to the pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that we and our subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain tax attributes existing at the time of our IPO. These include tax benefits arising as a result of: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we had in our and our subsidiaries’ intangible assets as of the date of our IPO, and (ii) the utilization of our and our subsidiaries’ U.S. federal, state and local net operating losses and disallowed interest expense carryforwards, if any, attributable to periods prior to the date of our IPO (collectively, the “Pre-IPO Tax Benefits”). Actual tax benefits realized by us may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions, including assumed state and local income taxes.
These payment obligations are our obligations and not obligations of any of our subsidiaries. The actual utilization of the Pre-IPO Tax Benefits as well as the timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
We have a significant existing tax basis in our assets as well as material net operating losses and disallowed interest expense carryforwards. We expect that the payments we make under the TRA will be material. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect, assuming no material changes in the relevant tax law, and that we and our subsidiaries will earn sufficient income to realize the full Pre-IPO Tax Benefits subject to the TRA, that future payments under the TRA will aggregate to approximately $210.6 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. Payments in accordance with the TRA could have an adverse effect on our liquidity, financial condition, and results of operations. Any future changes in the realizability of the Pre-IPO Tax Benefits will impact the amount of the liability under the TRA. The payments under the TRA are not conditioned upon our pre-IPO equityholders’ continued ownership of us.
Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. Although the Credit Agreement generally restricts distributions from our subsidiaries to us, it contains provisions that allow certain distributions which we believe will be sufficient to cover our payment obligations under the TRA. However, we may choose to utilize certain permitted distribution flexibility contained in our Credit Agreement for other purposes, in which case our subsidiaries may be restricted from making distributions to us, which could affect our ability to make payments under the TRA. In addition, we may, in the future, refinance the Credit Agreement, incur additional debt obligations or enter into other financing transactions on terms that may not be as favorable as our current Credit Agreement. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries. There can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. To the extent we are unable to make payments under the agreement for any reason (including because our debt obligations restrict the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments under the TRA for any reason, such payments may be deferred indefinitely while accruing interest at a per annum rate of a London Interbank Offered Rate (“LIBOR”) plus 100 basis points (in the case of the deferral of such payments as a result of restrictions imposed under our debt obligations) or LIBOR plus 500 basis points (in the case of the deferral) of such payments for any other reason. These deferred payments could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.
If we did not enter into the TRA, we would be entitled to realize the full economic benefit of the Pre-IPO Tax Benefits. Stockholders other than the pre-IPO equityholders will not be entitled, indirectly by holding such shares, to the economic benefit of the Pre-IPO Tax Benefits that would have been available if the TRA were not in effect (except to the extent of our continuing 15% interest in the Pre-IPO Tax Benefits).
We will not be reimbursed for any payments made to our pre-IPO equityholders (or their transferees or assignees) under the TRA in the event that any tax benefits are disallowed.
Payments under the TRA will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”), or another tax authority, may challenge all or part of our net operating losses, existing tax basis or other tax attributes or benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. Although we are not aware of any issue that would cause the IRS to challenge our net operating losses, existing tax basis or other tax attributes or benefits for which payments are made under the TRA, if the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle that challenge without the consent (not to be unreasonably withheld or delayed) of our pre-IPO equityholders (or their transferees or assignees) that are party to the TRA. The interests of our pre-IPO equityholders (or their transferees or assignees) in any such challenge may differ from or conflict with our interests and the interests of our then-current stockholders, and our pre-IPO equityholders (or their transferees or assignees) may exercise their consent rights relating to any such challenge in a manner adverse to our interests and the interests of our then-current stockholders. We will not be reimbursed for any cash payments previously made to our pre-IPO equityholders (or their transferees or assignees) under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to our pre-IPO equityholders (or their transferees or assignees) are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to our pre-IPO equityholders (or their transferees or assignees) will be netted against any future cash payments that we might otherwise be required to make to our pre-IPO equityholders (or their transferees or assignees) under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to our pre-IPO equityholders (or their transferees or assignees) for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal, state and local income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS, any other taxing authority or a court will not disagree with our tax reporting positions. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes that are the subject of the TRA.
In certain cases, payments under the TRA to our pre-IPO equityholders (or their transferees or assignees) may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.
The TRA will provide that in the case of a certain mergers, asset sales and other transactions constituting a “change of control” under the TRA, the material breach of our obligations under the TRA, certain proceedings seeking liquidation, reorganization or other relief under bankruptcy, insolvency or similar law, or certain dispositions of assets not constituting a change of control, we will be required to make a payment to our pre-IPO equityholders (or their transferees or assignees) in an amount equal to the present value of future payments under the TRA (calculated based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income, using a discount rate equal to the lesser of (i) 650 basis points and (ii) LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital). In these situations, our obligations under the TRA could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying the terms or structure of, or preventing potential mergers, asset sales, other forms of business combinations or other change of control transactions. As a result, the obligation to make payments under the TRA, including the acceleration of our obligation to make payments in the event of a “change of control,” could make us a less attractive target for a future acquisition. In addition, we could be required to make payments under the TRA that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
These provisions of the TRA may also result in situations in which our pre-IPO equityholders (or their transferees or assignees) have interests that differ from or are in addition to those of our other stockholders. Similarly, decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the TRA. For example, an earlier disposition of assets resulting in an accelerated use of existing basis or available net operating losses may accelerate payments under the TRA and increase the present value of such payments.
We may have exposure to greater than anticipated tax liabilities and may be affected by changes in tax laws or interpretations, any of which could adversely impact our results of operations.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period. A successful assertion by a country, state, or other jurisdiction that we have an income tax filing obligation could result in substantial tax liabilities for prior tax years.
Our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Any of the foregoing changes could have a material adverse impact on our results of operations, cash flows, and financial condition. For example, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations, and impose a global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

Additionally, the Organization for Economic Co-Operation and Development has released guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as that guidance is implemented in various jurisdictions.
The multinational nature of our business can expose us to unexpected tax consequences, which may be adverse.
We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, property, and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
We may be subject to examinations of our tax returns by the IRS or other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition, and liquidity.
The U.S. and non-U.S. tax laws applicable to our business activities are complex and subject to interpretation. We are subject to audit by the IRS and by taxing authorities of the state, local, and foreign jurisdictions in which we operate. Taxing authorities may in the future challenge our tax positions and methodologies on various matters, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest, and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations, or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, determining our provision (benefit) for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
We may be subject to state and local tax on certain of our services which could subject us to material liability and increase the cost our customers would have to pay for our services.
An increasing number of states and localities have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies providing services to customers in the relevant jurisdiction. States or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales of services in their jurisdictions, or they may seek to recharacterize the services we provide in a manner that subjects such services to a higher rate, or different form, of tax. A change in tax laws in, or new administrative guidance issued by, such jurisdictions, or the successful assertion by one or more states or localities, in each case, with the effect that we are required to collect taxes where we presently do not do so, or to collect additional taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liability, including by imposing tax on historical sales, as well as penalties and interest. New or additional sales tax obligations could also create incremental administrative burdens for us, increase our costs of operation, put us at a competitive disadvantage to competitors who may not be subject to such laws, and decrease our future sales to the extent the ultimate burden of the tax is borne by our customers.

General Risk Factors
An active, liquid trading market for our common stock may not develop, which may constrain the market price of our common stock and limit your ability to sell your shares.
Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on the New York Stock Exchange under the symbol “HRT,” an active trading market for our shares may not be sustained. The initial public offering price was determined by negotiations between us and the underwriters and may not be indicative of market prices of our common stock that will prevail in the open market. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, with that existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock declined below the initial public offering price, and there can be no assurance that the market price of our common stock will exceed or remain above the initial public offering price. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Our operating results and stock price may be volatile.
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results due to seasonality or other reasons;
•introduction of new services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions;
•investors’ perception of us;
•events beyond our control such as weather, war, and pandemic; and
•any default on our indebtedness.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and be exposed to potentially significant damages. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock, even if our business is doing well.
At March 11, 2022, we had 79,392,937 shares of common stock outstanding, including the 22,224,646 shares that we sold in our IPO, which were eligible for immediate resale in the public market. Following the consummation of the IPO, shares not sold in the initial public offering were subjected to a 180-day lock-up period provided under lock-up agreements executed in connection with the IPO. All of these shares may be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by the representatives on behalf of the underwriters. Approximately 58% of our outstanding stock is owned by our Principal Stockholders, which can be expected to begin liquidating their investments through public market sales in the not-too-distant future.
Open trading windows under our Insider Trading Policy may concentrate insider sales at certain times, and shares we issue as consideration for acquisitions may be subject to lock-up arrangements that expire in large numbers on certain dates. This concentration of relatively heavy selling into certain periods or the perception that such concentration may occur can cause the trading price of our common stock to decline at those times. In addition, our common stock may be thinly traded because the range of investors willing to invest in our shares may be limited by our relatively small float, the fact that we are new to the public markets and we are not well known to many analysts, investors, and others who could influence demand for our shares, and the absence of other publicly traded companies that are directly comparable to us. Consequently, future public market sales of substantial amounts of our common stock, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.
Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than what you paid for it.
We do not anticipate paying any regular cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and will likely continue to be, limited by covenants of existing and any future outstanding indebtedness that we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy” for more detail.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us and our business. We do not have any control over these analysts. If any of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, any of the analysts who cover us downgrades our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Our equity-based compensation and acquisition practices expose our stockholders to dilution.
We have relied and plan to continue to rely upon equity-based compensation, and consequently our outstanding unvested equity awards may represent substantial dilution to our stockholders. In addition, we may use our common stock as consideration for acquisitions of other companies, and we may use shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or other transactions. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
As of December 31, 2021, we had 79,392,937 shares of common stock outstanding, excluding 710,735 restricted stock units and options to purchase 1,889,313 shares of common stock under our 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (all of which are unvested) and options to purchase an aggregate of 3,760,319 shares of our common stock previously granted under the HireRight GIS Group Holdings LLC Equity Incentive Plan, of which 1,326,620 are vested. All of these outstanding stock awards, together with an additional 5,339,003 shares of our common stock reserved for issuance under our Omnibus Incentive Plan and 1,587,810 shares of common stock reserved under the employee stock purchase plan, and any increase in the shares available pursuant to the plans’ evergreen provisions, are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity-based compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
We could be negatively affected by actions of activist stockholders.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. If we are targeted by an activist stockholder in the future, the process could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, cause concern to current or potential customers, who may choose to transact with our competitors instead of us, and make it more difficult to attract and retain qualified personnel.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Facilities
Our corporate office is located in Nashville, Tennessee at 100 Centerview Drive, Suite 300. We also have offices in the United States, Canada, Mexico, India, the United Kingdom, Estonia, Poland, Dubai, Singapore, Hong Kong, Australia and Japan. We hold market standard office leases for our office spaces and do not own any of our offices or facilities. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims, investigations, audits, and enforcement proceedings by private plaintiffs, third parties the Company does business with, and federal, state and foreign authorities charged with overseeing the enforcement of laws and regulations that govern the Company’s business. In the U.S., most of these matters arise under the federal Fair Credit Reporting Act and various state and local laws focused on privacy and the conduct and content of background reports. In addition to claims related to privacy and background checks, the Company is also subject to other claims and proceedings arising in the ordinary course of its business, including without limitation employment-related claims and claims for alleged taxes owed, infringement of intellectual property rights, and breach of contract. The Company and its subsidiaries are not party to any pending legal proceedings that the Company believes to be material.
See “Item 8. Financial Statements and Supplementary Data - Note 15 — Legal Proceedings” of this Annual Report on Form 10-K for additional information on legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “HRT”.
Performance Graph
The following performance graph illustrates a comparison of cumulative total return of our common stock, the Standard & Poor’s 500 Stock Index, and a peer index. The graph assumes that, on October 29, 2021, a person invested $100 each in HireRight stock, the Standard & Poor’s 500 Stock Index, and the peer index. Each of the three measures of cumulative total return assumes reinvestment of dividends. The peer group comprise First Advantage Corporation (NASDAQ: FA), Sterling Check Corp. (NASDAQ: STER), Automatic Data Processing, Inc. (NASDAQ: ADP), Alight, Inc. (NYSE: ALIT), Ceridian HCM Holding Inc. (NYSE: CDAY), Dun & Bradstreet Holdings, Inc. (NYSE: DNB), Equifax Inc (NYSE: EFX), Experian plc (LSE: EXPN-LON), Manpower Group Inc. (NYSE: MAN), Paycom Software, Inc. (NYSE: PAYC), Paychex Inc (NASDAQ: PAYX), Paylocity Holding Corp (“NASDAQ: PCTY), TransUnion (NYSE: TRU), and Workday, Inc. (NASDAQ: WDAY). The stock performance shown on the graph below is not necessarily indicative of future price performance.

Holders of Record
As of March 11, 2022, there were 10 stockholders of record of our common stock. The number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary.”
Business Overview
HireRight is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for more than 40,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2021, we screened over 29 million job applicants, employees and contractors for our customers and processed over 110 million screens.
HireRight GIS Group Holdings LLC (“HGGH”), was formed in July 2018 in connection with the combination of two groups of companies: the HireRight Group and the General Information Services (“GIS”) Group, each of which includes a number of wholly-owned subsidiaries that conduct the Company’s business in the United States, as well as other countries. Since July 2018, the combined group of companies and their subsidiaries have operated as a unified operating company providing screening and compliance services, predominantly under the HireRight brand.
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
Initial Public Offering
On November 2, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 22,222,222 shares of its common stock. The shares began trading on the New York Stock Exchange on October 29, 2021 under the symbol “HRT”. The shares were sold at an IPO price of $19.00 per share for net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of approximately $5.5 million. On November 30, 2021, 2,424 shares were issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares for net proceeds of an immaterial amount.
Use of Proceeds
On November 3, 2021, the Company used $215.0 million of the net proceeds from the IPO to repay, in full, indebtedness under the Company’s second lien senior secured term loan facility (the “Second Lien Term Loan Facility”). On November 30, 2021, the Company used $100.0 million of net proceeds of the IPO to repay, in part, the First Lien Term Loan Facility, as defined below. The Company recognized a loss on debt extinguishment of $5.2 million to write off unamortized debt discounts and unamortized deferred financing fees and record other related expenses in its consolidated statements of operations for the year ended December 31, 2021 as a result of these debt repayments.

Income Tax Receivable Agreement
In connection with the Company’s IPO during the fourth quarter of 2021, the Company entered into the TRA, which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. We estimate our total obligations under the TRA to be approximately $210.6 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. See “Item 8. Financial Statements and Supplementary Data - Note 17 — Income Taxes” for additional information on the TRA.
Factors Affecting Our Results of Operations
Economic Conditions and COVID-19
Our results of operations for the year ended December 31, 2021 show a significant increase from the prior year period, due to improvement in the global employment market. We recognized the highest revenue quarter in our history in the third quarter of 2021 at $205.0 million demonstrating our attractive position in an industry with global secular growth drivers. Revenues for the fourth quarter of 2021 decreased slightly to $198.5 million but showed significant improvement compared to revenue of $150.1 million for the fourth quarter of 2020.
The global COVID-19 pandemic has caused significant disruption to the global economy and, in particular, the labor market. There continues to be considerable uncertainty regarding the extent of the impact and the duration of the global COVID-19 pandemic. The future impact of COVID-19 on our operational and financial performance will depend on its effect on our customers and vendors.
Our financial results and prospects largely depend on hiring activity and the total level of employment. The peak of the pandemic impact on the Company occurred during April and May of 2020; however, we began to see a steady recovery in the second half of 2020. As we recovered from the pandemic, the global labor market also began to adapt and recover. Total revenues increased 35% during the year ended December 31, 2021 compared to the year ended December 31, 2020 indicating improvements in our business from the pandemic impacted prior period. The weakness experienced in 2020 and the associated recovery largely impacted all industries we serve. We are a highly diversified business with no industry representing more than 19% of our total revenue for all periods presented. Financial services, healthcare, and technology customers represent the largest contributors to revenue. Financial services, healthcare, and technology revenues for the year ended December 31, 2021 increased 48% over the prior year period, consistent with overall revenue increases.
Key Components of Our Results from Operations
Revenues
The Company generates revenues from background screening and compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 30%, 31%, and 27% of revenues for the years ended December 31, 2021, 2020, and 2019 respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 5%, of revenue during the year ended December 31, 2021 or 7% of revenues during the years ended December 31, 2020 and 2019.
Revenues consist of service revenues and surcharge revenues. Service revenues represent fees charged to customers for performing screening and compliance services. Surcharge revenues consist of fees charged to customers for obtaining data required to fulfill the Company’s performance obligations from federal, state and local jurisdictions as well as fees charged by certain commercial data providers. These fees are generally charged to the

Company’s customers at initial cost. Revenue is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer. The Company relies on service revenues to generate cash from operations. Furthermore, only service revenues impact the operating income or loss as surcharge revenues are predominantly offset by corresponding expenses recognized in cost of services (excluding depreciation and amortization) on the consolidated statement of operations.
Expenses
Cost of services (excluding depreciation and amortization) consists of data acquisition costs, medical laboratory and collection fees, direct labor from operations, customer service and customer onboarding costs, as well as other direct costs incurred to fulfill our services. Approximately 80% of cost of services is variable in nature.
Selling, general and administrative expenses consist of personnel-related costs for sales, technology, administrative and corporate management employees in addition to costs for third party technology, professional and consulting services, advertising and facilities expenses.
Depreciation and amortization expenses consist of depreciation of property and equipment, as well as amortization of purchased and developed software and other intangible assets, principally resulting from the acquisition of GIS in 2018.
Other expenses consist of interest expense relating to our credit facility, including the loss on early extinguishment of debt, loss on asset disposal, and foreign exchange gains and losses. The significant majority of our receivables and payables are denominated in U.S. dollars, however, we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others, the British pound, the Australian dollar, the Canadian dollar, the Euro, the Polish Zloty, the Singapore dollar and the Indian rupee. Therefore, increases or decreases in the value of the U.S. dollar against other currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenue in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not deemed material to our financial performance.
Income tax expense consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.

Results of Operations
Comparison of Results of Operations for the Year Ended December 31, 2021 versus the Year Ended December 31, 2020 and the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
The following table presents operating results for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues	$730,056	$540,224	$647,554

Expenses
Cost of services (exclusive of depreciation and amortization below)	406,671	301,845	356,591
Selling, general and administrative	188,298	173,579	173,185
Depreciation and amortization	78,357	76,932	78,051
Total expenses	673,326	552,356	607,827
Operating income (loss)	56,730	(12,132)	39,727

Other expenses
Interest expense	74,815	75,118	81,036
Change in fair value of derivative instruments	—	—	26,393
Other expense, net	532	889	1,841
Total other expense	75,347	76,007	109,270
Loss before income taxes	(18,617)	(88,139)	(69,543)
Income tax expense	2,686	3,938	920
Net loss	$(21,303)	$(92,077)	$(70,463)

Net loss per share:
Basic	$(0.35)	$(1.61)	$(1.23)
Diluted	$(0.35)	$(1.61)	$(1.23)
Weighted average shares outstanding:
Basic	60,821,472	57,168,291	57,168,291
Diluted	60,821,472	57,168,291	57,168,291
Revenues
Total revenues increased $189.8 million, or 35.1%, to $730.1 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to recovery from the COVID-19 pandemic which caused order volumes to surpass the COVID-impacted prior year period. Revenues from international and domestic regions increased $19.7 million, or 55.9%, and $170.1 million, or 33.7%, respectively, during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Revenues decreased by $107.3 million, or 16.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the impact of COVID-19, which caused a decline in the volume of orders for our services. Unemployment in our primary market, the United States, reached nearly 15% during the peak of the 2020 pandemic and hiring slowed to less than 4 million per month in April 2020. Order volumes at the peak of the pandemic were more than 40% lower compared to the prior year and finished the year approximately 10% lower than 2019. These lower order volumes largely impacted all industries we serve. We have a highly diversified customer base, with no industry representing more than 15% of our total revenue and no single customer representing more than 7% of revenues. Transportation, healthcare and technology customers represent the largest contributors to revenue at nearly 40%. Transportation and healthcare annual revenues declined in conjunction with overall revenue declines while technology customers in aggregate showed limited growth largely driven by the addition of two larger customers during the year. International revenue experienced a larger decline than the United States with revenue declining approximately 20%. Service revenue decreased $95.0 million, or 19.0%, and surcharge revenue decreased $12.3 million, or 8.3%. The smaller decline in surcharge revenue resulted from increased pricing on lower volumes from two of our larger data suppliers. Both of these data providers’ cost increases were passed on to our customers in the form of increased surcharges, and these price increases partially offset reduction in surcharge revenue resulting from decreased order volumes.
Cost of Services (exclusive of depreciation and amortization below)
Cost of services increased $104.8 million, or 34.7%, to $406.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher volumes and, to a lesser extent, increased data costs. Cost of services as a percent of revenue decreased slightly to 55.7% for the year ended December 31, 2021 compared to 55.9% for the year ended December 31, 2020.
Cost of services decreased $54.7 million, or 15.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of a decline in the volume of orders for our services due to the impact of COVID-19 during 2020, partially offset by increased prices from certain data suppliers.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $14.7 million, or 8.5%, to $188.3 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to higher personnel costs, facility exit costs, technology related costs, and IPO related costs; partially offset by lower legal settlement fees, merger integration expenses, and various other costs. Increases included personnel costs of $22.2 million and costs associated with the exit from certain of our leased facilities of $10.2 million. Exit from leased facilities was driven by lower office utilization due to ongoing COVID-related work from home protocols. Of the $22.2 million increase in personnel costs, $12.5 million was due to increases in incentive compensation and fringe benefit programs associated with headcount increases to handle increased order volumes, wage inflation, retention in competitive labor markets, and improved performance under bonus plans, and $8.6 million was related to investments in personnel associated with incremental technology and product resources. Increases in IPO preparation related costs amounted to $5.0 million. and discovery phase costs associated with various technology initiatives and an information technology project implementation increased $5.0 million. These increases were partially offset by a reduction in legal settlement fees and merger integration and employee severance expenses of $11.1 million and $12.0 million, respectively. Various other costs accounted for $4.6 million of the offsetting decreases in SG&A for the year ended December 31, 2021 compared to the year ended December 31, 2020.
SG&A increased $0.4 million, or 0.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in legal settlement costs and employee severance and retention expenses, partially offset by a decrease in merger integration related expenses. Legal settlements and associated legal fees increased $15.8 million during the year ended December 31, 2020 primarily due to an accrual of $12.1 million for the settlement associated with the Action described in “Item 8. Financial Statements and Supplementary Data - Note 15 — Legal Proceedings.” Employee severance and retention related expenses increased approximately $3.2 million during the year ended December 31, 2020. Offsetting these expenses were decreases in merger integration expenses, which consist largely of technology costs, which declined nearly $15.0 million during the year ended December 31, 2020 due to completion of much of the integration work during the year ended December 31, 2019. Also offsetting the increases in SG&A were decreases in various other costs amounting to approximately $3.6 million.

Depreciation and Amortization
Depreciation and amortization expense increased $1.4 million, or 1.9%, to $78.4 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to the acceleration of depreciation expense for reductions in the estimated useful lives of certain facilities we exited during the year ended December 31, 2021. The increase was partially offset by decreases in depreciation and amortization expense related to certain computer equipment assets reaching the end of their useful lives in the prior year.

Depreciation and amortization expense decreased $1.1 million, or 1.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to higher depreciation expense incurred in 2019 related to assets that are still being used by the Company, but reached the end of their useful lives during 2020. The decrease was partially offset by increases in depreciation and amortization expense related to additions of property and equipment and intangibles during the year ended December 31, 2020.
Interest Expense
Interest expense, net decreased $0.3 million, or 0.4%, to $74.8 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to lower outstanding debt balances, due to repayments using IPO proceeds and scheduled principal repayments. On November 3, 2021, the Company repaid in full the Second Lien Term Loan Facility, with a principal balance of $215.0 million, using proceeds of the IPO. Interest expense incurred on the Second Lien Term Loan Facility that was paid in full was approximately $13.5 million. On November 30, 2021, the Company used $100.0 million of proceeds of the IPO to repay, in part, the First Lien Term Loan Facility, as defined below. Interest expense incurred on the pay-down of $100.0 million of the First Lien Term Loan was approximately $3.6 million during the year ended December 31, 2021. The decrease in interest expense was partially offset by an increase in interest expense of $5.2 million to write off unamortized debt discounts and unamortized deferred financing fees and other expenses as a result of these debt repayments.
Interest expense decreased $5.9 million, or 7.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to the establishment of hedge accounting treatment for our interest rate swap and the elimination of the mark to market adjustment on the swap in the consolidated statement of operations as discussed below under “Change in Fair Value of Derivative Instruments.” Interest expense during the year ended December 31, 2020 included $16.0 million that was reclassified into earnings as a result of hedge accounting on our interest rate swaps compared to $1.9 million reclassified during the year ended December 31, 2019.
Change in Fair Value of Derivative Instruments
There was no change in fair value of derivative instruments for either of the years ended December 31, 2021 or 2020.
There was no expense for change in fair value of derivative instruments for the year ended December 31, 2020 compared to an expense for change in fair value of derivative instruments of $26.4 million for the year ended December 31, 2019. The change in fair value of derivative instruments directly relates to the mark to market expense associated with the interest rate swap entered into during 2018. On September 26, 2019, the Company entered into an amended interest rate swap agreement electing hedge accounting treatment for accounting for the effects of the swap agreement.
Income Tax Expense
Income tax expense decreased $1.3 million, or 31.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to changes in tax rate and valuation allowances. Income tax expense for the years ended December 31, 2021 and 2020 was $2.7 million and $3.9 million, respectively. Our effective tax rate for the year ended December 31, 2021 was 14.4% compared to 4.5% for the year ended December 31, 2020. The change in the effective tax rate was primarily impacted by U.S. tax on foreign operations and changes in valuation allowances. The effective tax rate for the year ended December 31, 2021 differs from the Federal statutory rate of 21% primarily due to U.S. tax on foreign operations, non-deductible IPO costs, and changes in tax rate.
Income tax expense increased $3.0 million, or 328.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to changes in valuation allowance, revaluation of deferred tax assets and liabilities due to enacted rate changes and state taxes. The effective tax rate for the year ended December 31, 2020 was 4.5%, compared to 1.4% during the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 differs from the Federal statutory rate of 21% primarily due to change in valuation allowances and state taxes.
Non-GAAP Financial Measures and Key Metrics
We believe that the presentation of our Non-GAAP financial measures and key metrics provides information useful to investors in assessing our financial condition and results of operations. These measures should not be considered an alternative to net income (loss) or any other measure of financial performance or liquidity presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP measures. Additionally, because they may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Adjusted EBITDA
Adjusted EBITDA represents, as applicable for the period, net income (loss) before provision for income taxes, interest expense and depreciation and amortization expense, equity-based compensation, realized and unrealized gain (loss) on foreign exchange, change in fair value of derivative instruments, merger integration expenses, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA is a supplemental financial measure that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
•operating performance as compared to other publicly traded companies without regard to capital structure or historical cost basis;
•ability to generate cash flow;
•ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

The following table reconciles our non-GAAP financial measure of Adjusted EBITDA to our most directly comparable financial measures calculated and presented in accordance with GAAP.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(21,303)	$(92,077)	$(70,463)
Income tax expense	2,686	3,938	920
Interest expense	74,815	75,118	81,036
Depreciation and amortization	78,357	76,932	78,051
EBITDA	134,555	63,911	89,544
Equity-based compensation	4,528	3,218	3,390
Realized and unrealized gain on foreign exchange	424	889	1,841
Change in fair value of derivative instruments (1)	—	—	26,393
Merger integration expenses (2)	551	10,055	24,960
Technology investments (3)	3,567	—	—
Other items (4)	16,572	14,855	—
Adjusted EBITDA	$160,197	$92,928	$146,128
(1)Change in fair value of derivative instruments is the charge to net loss resulting from our interest rate swaps. There is no comparable adjustment for the years ended December 31, 2021 and 2020 as a result of our application of hedge accounting treatment following an amendment to the swap agreements on September 26, 2019. See “Interest Expense” and “Change in Fair Value of Derivative Instruments” within our Management Discussion and Analysis for further discussion of our interest rate swap agreements.
(2)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(3)Technology investments represent discovery phase costs associated with various technology initiatives that are intended to achieve greater operational efficiencies.
(4)Other items include (i) exit costs of $10.2 million associated with certain of our leased facilities during the year ended December 31, 2021, (ii) costs of $5.0 million related to the preparation of the Company’s initial public offering during 2021, (iii) $12.1 million of legal settlement costs in the year ended December 31, 2020 associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009 (for additional information see “Item 8. Financial Statements and Supplementary Data - Note 15 — Legal Proceedings”), and (iv) $2.5 million of severance costs incurred in connection with reducing our employee headcount to right-size our business in response to COVID-19 during the year ended December 31, 2020.
Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share
In addition to Adjusted EBITDA, management believes that Adjusted Net Income (Loss) is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income (Loss) as net income (loss) adjusted for amortization of acquired intangible assets, equity-based compensation, realized and unrealized gain (loss) on foreign exchange, change in fair value of derivative instruments, merger integration expenses, legal settlement costs deemed by management to be outside the normal course of business, and other items, to which we apply an adjusted effective tax rate. Beginning with the fourth quarter of the year ended December 31, 2021, we have incorporated the amortization of acquired intangibles in our definition of Adjusted Net Income (Loss), as it provides for a more direct comparison to our peers. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings (Loss) Per Share as Adjusted Net Income (Loss) divided by adjusted weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings (Loss) Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.

The following table sets forth a reconciliation of net income (loss) to Adjusted Net Income (Loss) for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(21,303)	$(92,077)	$(70,463)
Income tax expense	2,686	3,938	920
Loss before income taxes	(18,617)	(88,139)	(69,543)
Amortization of acquired intangible assets	63,059	62,094	61,859
Loss on extinguishment of debt (1)	5,170	—	—
Equity-based compensation	4,528	3,218	3,390
Realized and unrealized gain on foreign exchange	424	889	1,841
Change in fair value of derivative instruments (2)	—	—	26,393
Merger integration expenses (3)	551	10,055	24,960
Technology investments (4)	3,567	—	—
Other items (5)	17,029	14,855	—
Adjusted income before income taxes	75,711	2,972	48,900
Adjusted income taxes (6)	401	3,855	907
Adjusted Net Income (Loss)	$75,310	$(883)	$47,993
The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Year Ended
	December 31,
	2021	2020	2019

Diluted net loss per share	$(0.35)	$(1.61)	$(1.23)
Income tax (benefit) expense	0.04	0.07	0.02
Amortization of acquired intangible assets	1.04	1.08	1.07
Loss on extinguishment of debt (1)	0.09	—	—
Equity-based compensation	0.07	0.06	0.06
Realized and unrealized gain on foreign exchange	0.01	0.02	0.03
Change in fair value of derivative instruments (2)	—	—	0.46
Merger integration expenses (3)	0.01	0.17	0.44
Technology investments (4)	0.06	—	—
Other items (5)	0.28	0.26	—
Adjusted income taxes (6)	(0.01)	(0.07)	(0.02)
Adjusted Diluted Earnings (Loss) Per Share	$1.24	$(0.02)	$0.83

Weighted average number of shares outstanding - diluted	60,821,472	57,168,291	57,168,291
Options and restricted stock units not included in weighted average number of diluted shares outstanding	—	—	—
Adjusted weighted average diluted number of shares outstanding	60,821,472	57,168,291	57,168,291
(1)Loss on extinguishment of debt is related to the write off of unamortized deferred financing fees and unamortized original issue discounts in conjunction with the repayment of the principal on our second lien term loan facility and partial repayment of our first lien term loan facility.

(2) Change in fair value of derivative instruments is the charge to net loss resulting from our interest rate swaps. There is no comparable adjustment for the years ended December 31, 2021 and 2020 as a result of our application of hedge accounting treatment following an amendment to the swap agreements on September 26, 2019. See “Interest Expense” and “Change in Fair Value of Derivative Instruments” within our Management Discussion and Analysis for further discussion of our interest rate swap agreements.
(3) Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(4) Technology investments represent discovery phase costs associated with various technology initiatives that are intended to achieve greater operational efficiencies.
(5) Other items include (i) exit costs of $10.2 million associated with certain of our leased facilities during the year ended December 31, 2021, (ii) costs of $5.0 million related to the preparation of the Company’s initial public offering during 2021, (iii) $12.1 million of legal settlement costs in the year ended December 31, 2020 associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009 (for additional information see “Item 8. Financial Statements and Supplementary Data - Note 15 — Legal Proceedings”), and (iv) $2.5 million of severance costs incurred in connection with reducing our employee headcount to right-size our business in response to COVID-19 during the year ended December 31, 2020.
(6) An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate and the provision for deferred income taxes to the pre-tax adjustments, which was used to compute Adjusted Net Income (Loss) for the periods presented.

Key Metrics
The key metrics used to help us evaluate our business, identify trends, and formulate business plans and strategy are set forth in the tables below and described in the following text:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except percent)
Net revenue retention	136.3%	83.4%	97.4%
New business revenue	$42,774	$40,777	$38,822
Net Revenue Retention
We generally have long standing relationships with our customers as evidenced by the nine-year average tenure of our enterprise customers. The revenue from these customers is highly reoccurring in nature. In addition, our ability to cross sell and expand our services with our existing customers is an important component of our growth strategy. We measure the success of our customer retention and expansion through net revenue retention particularly among our top 1,250 customers who represent approximately 78% of our total revenue. It is calculated as the total revenue derived in the current fiscal period from our top 1,250 customers, as defined by the revenue composition of the period immediately preceding the presented fiscal year, divided by the total revenue derived in the prior fiscal period from the same 1,250 customers. The 1,250 customers used for this metric may vary from period to period, as defined by the revenue composition of the period immediately preceding the presented fiscal year. Net revenue retention increased in the year ended December 31, 2021 as general client ordering patterns showed a significant volume and product mix improvement over the COVID impacted prior year.
New Business Revenue
In addition to expanding revenue with our existing customer base, adding new customers to our portfolio is an important driver of growth. New business revenue is a measure of our ability to establish new sources of business from customers outside of our existing base of business. New business represents revenue recognized under a new customer contract during the first year of the contract term. We have a sales and sales support staff in nine countries focused on expanding our reach and penetration into new markets and regions. Although new contracts are typically three years in duration, new business revenue is determined over the first year of the contract. Continuing to grow this important metric is critical to the success of our business. New business revenue increased in the year ended December 31, 2021 due to volume and product mix improvement over the COVID impacted prior year.
Liquidity and Capital Resources
General
In connection with the IPO, the Company received net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of approximately $5.5 million. See “— Business Overview — Use of Proceeds” for information on the use of proceeds received in connection with the IPO.
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (the “TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs, which amounts to an estimated total liability of approximately $210.6 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash payment of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs. See “Item 8. Financial Statements and Supplementary Data - Note 17 — Income Taxes” for additional information on the TRA.
Unrestricted cash and cash equivalents as of December 31, 2021 was $111.0 million. As of December 31, 2021, cash held in foreign jurisdictions was approximately $11.2 million and is primarily related to international operations.
Restricted cash of $5.2 million as of December 31, 2021 consists of $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018, $0.2 million related to international operations, and the remainder is related to prior restructurings from predecessor entities.
The Company did not have an outstanding balance under the Revolving Credit Facility and $98.2 million of availability remained as of December 31, 2021. During the year ended December 31, 2020, the Company proactively drew down $50.0 million under its Revolving Credit Facility as a precaution due to the uncertain impact of the COVID-19 pandemic. We repaid this borrowing in full during 2020.
As of December 31, 2021, the Company had purchase obligations of approximately $21.7 million with various parties, of which approximately $21.1 million is expected to be paid within one year. These purchase commitments are associated with agreements that are enforceable and legally binding. They are primarily commitments to purchase data and other screening services in the ordinary course of business with varying expiration terms through 2023.
In addition to our regular investment in capital expenditures, we plan to invest approximately $45 to $50 million in a capital expenditure program through the end of fiscal year 2024 to continue to enhance our operating systems and technologies to improve operational efficiency. We expect that cash flow from operations and current cash balances, together with available borrowings under the Revolving Credit Facility, will be sufficient to meet operating requirements as well as the obligations under the TRA, as discussed above, through the next twelve months. Although we believe we have adequate sources of liquidity over the long term, cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, market and or competitive pressures, unanticipated liabilities, or other significant changes in business environment. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.
Debt
The Company currently has two long-term debt arrangements as described below. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is directly owned by any credit party. The First Lien Credit Agreement includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was in compliance with the covenants under the First Lien Term Credit Agreement for the three and twelve months ended December 31, 2021. Accordingly, the amount payable under the credit agreement is classified as long-term debt in the accompanying consolidated balance sheet.
At December 31, 2021, we had the following long-term debt arrangements:
•a first lien senior secured term loan facility, in an aggregate original principal amount of $835.0 million, bearing interest payable monthly at a London Interbank Offered Rate (“LIBOR”) variable rate (0.10% at December 31, 2021) + 3.75%, due July 12, 2025 (the “First Lien Term Loan Facility”). As of December 31, 2021, the outstanding balance on the First Lien Term Loan Facility was $707.9 million, before adjustments for unamortized discount and debt issuance costs.
•a first lien senior secured revolving credit facility, in an aggregate original principal amount of up to $100.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a LIBOR variable rate (0.10% at December 31, 2021) + 3.5% and maturing on July 12, 2023 (the “Revolving Credit Facility”). As of December 31, 2021, the Company had approximately $98.2 million in available borrowing capacity under the Revolving Credit Facility, after utilizing approximately $1.8 million for letters of credit.
In November 2021, the Company used $215.0 million of the proceeds from the IPO to repay, in full, its former Second Lien Term Loan Facility, which bore interest payable monthly at a LIBOR variable rate + 7.25% and was due July 12, 2026. Additionally, the Company used approximately $100.0 million of proceeds of the IPO to repay, in part, the First Lien Term Loan Facility.
Cash Flow Analysis
Comparison of Cash Flows for the year ended December 31, 2021 versus the year ended December 31, 2020 and the year ended December 31, 2020 versus the year ended December 31, 2019
The following table summarizes our consolidated cash flows for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$47,474	$16,426	$22,030
Net cash used in investing activities	(14,037)	(12,206)	(21,720)
Net cash provided by (used in) financing activities	59,987	(984)	(16,881)
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,424	$3,236	$(16,571)

Operating Activities
Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $47.5 million for the year ended December 31, 2021 compared to cash provided of $16.4 million for the year ended December 31, 2020. The increase was due primarily to a lower net loss partly offset by a higher use of cash from working capital compared to the prior period.
Cash provided by operating activities was $16.4 million for the year ended December 31, 2020 compared to $22.0 million for the year ended December 31, 2019. The decrease was due primarily to an increase in our net loss partially offset by a decrease in working capital.
Investing Activities
Cash used in investing activities was approximately $14.0 million during the year ended December 31, 2021, compared to approximately $12.2 million during the year ended December 31, 2020. The increase was due primarily to slight increases in purchases of property and equipment and capitalized software development costs compared to the prior period.
Cash used in investing activities was approximately $12.2 million during the year ended December 31, 2020, compared to approximately $21.7 million during the year ended December 31, 2019. The decrease was due primarily to lack of acquisition activity in 2020. We paid approximately $7.3 million related to two acquisitions during the year ended December 31, 2019 compared to $0.1 million during the year ended December 31, 2020. Also contributing to the decrease were decreases of $1.0 million and $1.3 million related to capital expenditures and capitalized software, respectively.
Financing Activities
Cash provided by financing activities was approximately $60.0 million for the year ended December 31, 2021 compared to cash used in financing activities of approximately $1.0 million during the year ended December 31, 2020. The increase is due to the $393.5 million net proceeds from our IPO, partially offset by net repayments on our debt facilities of $333.4 million in the year ended December 31, 2021 compared to net borrowings of $1.7 million in the year ended December 31, 2020.
Cash used in financing activities was approximately $1.0 million for the year ended December 31, 2020 compared to cash used of approximately $16.9 million during the year ended December 31, 2019. We received net proceeds from our debt facilities of $1.7 million in 2020 compared to repayments of $13.4 million in 2019. Payment of additional liabilities related to our acquisition activity amounted to $1.2 million during the year ended December 31, 2020, compared to $3.0 million during the year ended December 31, 2019.
Financing and Financing Capacity
Total principal outstanding on our debt was $0.7 billion as of December 31, 2021 and $1.0 billion as of December 31, 2020.
Interest Rate Swaps
During the year ended December 31, 2018, the Company entered into interest rate swap agreements with an original aggregate notional amount of $700.0 million with an effective date of December 31, 2018. These interest rate swap agreements fix the variable interest rate on a portion of the debt facility. These agreements were not designated as a cash flow hedge and, accordingly, were reflected at their fair value in the consolidated balance sheet with both realized and unrealized gains and losses reflected in the consolidated statements of operations. The interest rate swap agreements expire on December 31, 2023. On September 26, 2019, the Company modified the terms of the three existing swap agreements (the “Swap Agreements”) with the then existing counterparties amending the terms of the original agreements to change the LIBOR reference period to one month and additionally elect hedge accounting treatment. The maturities of the interest rate swap agreements remain at December 31, 2023. The fair value of the swap liability is recorded in other current liabilities and other non-current liabilities to reflect its short-term portions of $16.7 million and $18.3 million at December 31, 2021 and December 31, 2020, respectively, and long-term portions of $11.4 million and $35.3 million at December 31, 2021 and December 31, 2020, respectively. During the years ended December 31, 2021 and 2020, the Swap Agreements had no hedge ineffectiveness.
To ensure the effectiveness of the Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Swap Agreements as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate swap reset dates and other critical terms during the years ended December 31, 2021 and 2020. At both December 31, 2021 and 2020, the effective portion of the Swap Agreements was included on the balance sheet in accumulated other comprehensive loss.
On February 18 and 22, 2022, the Company terminated the interest rate swap agreements discussed above. See “Item 8. Financial Statements and Supplementary Data - Note 23 — Subsequent Events” for additional information on the termination of the Interest Rate Swap Agreements.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We intend to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
As described under “Item 8. Financial Statements and Supplementary Data - Note 2 — Recently Issued Accounting Pronouncements” sections “Recently Issued Accounting Pronouncements Adopted” and “Recently Issued Accounting Pronouncements Not Yet Adopted,” we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for other new or revised accounting standards during the period in which we remain an emerging growth company.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations, outside of discussions regarding non-GAAP financial measures, is based on the consolidated financial statements, which have been prepared in accordance with GAAP.
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
The Company uses such estimates, judgments and assumptions when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, equity-based compensation expense, useful lives assigned to long-lived assets, and the stand alone selling price of each distinct performance obligation for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments and assumptions due to risks and uncertainties. We evaluate our assumptions and estimates on an on-going basis.
An accounting policy is considered to be critical if it is important to our results of operations, financial condition, and cash flows, and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on historical experience, complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. We believe that the following discussion represents those accounting policies that are the most critical to the reporting of our financial condition and results of operations. For a discussion of our significant accounting policies, see “Item 8. Financial Statements and Supplementary Data - Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies.”
Accounts Receivable and Allowance for Doubtful Accounts
We make ongoing estimates related to the collectability of our accounts receivable. We maintain an allowance for estimated losses resulting from our assessment of uncollectible accounts and record accounts receivable at net realizable value. Our estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant non-recurring events, and historical write-off experience. In addition, specific provisions are recorded for individual receivables when we determine a customer will not meet its financial obligations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable that we deem uncollectible. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge, respectively, to selling, general and administrative expenses in our consolidated statements of operations in the period in which we made such a determination.
See “Item 8. Financial Statements and Supplementary Data - Note 16 — Revenues” for an analysis of the activity in our reserve for uncollectible accounts receivable.
Valuation of Long-lived Assets including Goodwill, Intangible Assets and Estimated Useful Lives
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas goodwill is not amortized.
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. During the years ended December 31, 2021, 2020, and 2019 no impairment of goodwill was recorded. The Company has one reporting unit and it is not currently at risk of failing the qualitative impairment test.
Long-lived assets, including property and equipment and intangible assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairments of intangibles were recorded for the years ended December 31, 2021, 2020, and 2019.
The useful lives of our long-lived assets including property and equipment and finite-lived intangible assets are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. The current estimate of useful lives represents our best estimate based on current facts and circumstances but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any such asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the remaining estimated useful life. Historically changes in useful lives have not resulted in material changes to our depreciation and amortization expense.
Fair Value Measurements of Our Debt
Our outstanding debt instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. For disclosure purposes, the fair values of our First Lien Term Loan Facilities and our Second Lien Term Loan Facilities are calculated based on quoted prices for similar instruments in active markets or identical instruments in markets that are not actively traded (Level 2 fair value inputs). The fair value of the Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to us. Judgment is required to evaluate the fair value of our debt.
Derivatives and Hedging Activities
We hold derivative instruments in the form of interest rate swaps as part of our overall strategy to manage the level of exposure to the risk of fluctuations in interest rates. These interest rate swap agreements fix the variable interest rate on a portion of our debt. On September 26, 2019, we modified the terms of the 2019 Interest Rate Swap Agreement to change the LIBOR reference period to one month to ensure the effectiveness of the 2019 Interest Rate Swap Agreement. We elected hedge accounting treatment at that time. See “—Interest Rate Swaps” above for additional discussion of the interest rate swaps.
We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and reclassified into interest expense in the same period or periods during which the hedged debt affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Judgment is required to evaluate the fair value of derivative instruments and assess their effectiveness. No hedge ineffectiveness was recorded in the years ended December 31, 2021 and 2020.
The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. We evaluate these asserted and unasserted matters on a regular basis and accrue a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.
We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine the probability of loss and the estimated amount of loss, including when and if the probability and estimate has changed for asserted and unasserted matters.
The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s estimates of losses, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See “Item 8. Financial Statements and Supplementary Data - Note 14 — Commitments and Contingent Liabilities, Note 15 — Legal Proceedings and Note 17 — Income Taxes” for additional information regarding these contingencies.
Revenue Recognition
In accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” we recognize revenue when a performance obligation has been fulfilled and the customer receives and consumes the benefits of the services delivered. The Company’s revenues are primarily derived from contracts to provide services. In order to recognize revenue, we note that the Company must identify the performance obligations, determine the transaction price, and allocate the contract considerations to the performance obligation utilizing the standalone selling price (“SSP”) of each performance obligation. Our revenue is derived by delivering services to our customer, as the customer simultaneously receives and consumes the benefits of the services delivered.
If at the outset of an arrangement, we determine that collectibility is not reasonably assured, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment from the customer.
Each performance obligation within a contract must be considered separately to ensure that appropriate accounting is applied for the services provided to our customers. These considerations include assessing the price at which the service is sold compared to its SSP, concluding when the service will be delivered, and evaluating collectability. Generally, customers contract with us to provide services that are highly interrelated and not separately identifiable. Therefore, the customers’ entire order is accounted for as one performance obligation.
Certain costs incurred prior to the satisfaction of a performance obligation are capitalized as contract implementation costs and are amortized on a systematic basis consistent with the pattern of transfer of the related services. These costs generally consist of labor costs directly relating to the implementation and setup of the contract.
See “Item 8. Financial Statements and Supplementary Data - Note 16 — Revenues” for further information on revenue.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not to be sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. We recognize interest and penalties related to unrecognized tax benefits within Income tax expense in the consolidated statements of operations.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income or benefit in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.
We determine the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2021 and 2020, which are considered to be indefinitely reinvested outside of the U.S.
See “Item 8. Financial Statements and Supplementary Data - Note 17 — Income Taxes” for further information related to income taxes.
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data - Note 2 — Recently Issued Accounting Pronouncements” for further information on recently adopted accounting pronouncements and those not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential interest rate risk, potential foreign exchange risk and potential changes in inflation. We do not hold financial instruments for trading purposes.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in LIBOR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. To reduce this risk, we entered into interest rate swap agreements related to changes in LIBOR, but we terminated those arrangements in February 2022 based upon our updated risk assessment. See “Item 8. Financial Statements and Supplementary Data - Note 23 — Subsequent Events” for further information on the termination of the interest rate swap agreements.
As of December 31, 2021, the outstanding balance of $707.9 million, before adjustments for unamortized discount and debt issuance costs, on the First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.1 million.
The last publication date of LIBOR rates against various currencies by the Financial Conduct Authority in the United Kingdom was December 31, 2021, with the publication of certain USD rates being phased out after June 30, 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.

Foreign Exchange Risk
The significant majority of our revenue is denominated in U.S. dollars; however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including primarily in the Euro, British pound, the Polish Zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, and the Indian rupee, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our statements of operations and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. However, recent growth in inflation may increase our operating costs. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, as some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of HireRight Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HireRight Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Irvine, California
March 21, 2022
We have served as the Company’s auditor since 2018.

HireRight Holdings Corporation
Consolidated Balance Sheets

	December 31,
	2021	2020
	(in thousands, except unit, share, and per share data)
Assets
Current assets
Cash and cash equivalents	$111,032	$19,077
Restricted cash	5,182	4,982
Accounts receivable, net of allowance for doubtful accounts of $4,284 and $3,919 at December 31, 2021 and 2020, respectively	142,473	107,800
Prepaid expenses and other current assets	18,583	18,221
Total current assets	277,270	150,080
Property and equipment, net	11,127	17,486
Intangible assets, net	389,483	448,816
Goodwill	819,538	820,032
Other non-current assets	26,344	17,238
Total assets	$1,523,762	$1,453,652
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,688	$24,608
Accrued expenses and other current liabilities	75,294	56,809
Accrued salaries and payroll	29,280	23,125
Derivative instruments, short-term	16,662	18,258
Debt, current portion	8,350	8,350
Total current liabilities	143,274	131,150
Debt, long-term portion	688,683	1,013,397
Derivative instruments, long-term	11,444	35,317
Tax receivable agreement liability	210,639	—
Deferred taxes	14,765	13,567
Other non-current liabilities	9,240	3,334
Total liabilities	1,078,045	1,196,765
Commitments and contingent liabilities (Note 14)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of December 31, 2021	—	—
Class A Units - 57,168,291 issued and outstanding as of December 31, 2020	—	590,711
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,392,937 issued and outstanding as of December 31, 2021	79	—
Additional paid in capital	793,382	15,360
Accumulated deficit	(360,364)	(339,061)
Accumulated other comprehensive income (loss)	12,620	(10,123)
Total stockholders’ equity	445,717	256,887
Total liabilities and stockholders’ equity	$1,523,762	$1,453,652
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Revenues	$730,056	$540,224	$647,554

Expenses
Cost of services (exclusive of depreciation and amortization below)	406,671	301,845	356,591
Selling, general and administrative	188,298	173,579	173,185
Depreciation and amortization	78,357	76,932	78,051
Total expenses	673,326	552,356	607,827
Operating income (loss)	56,730	(12,132)	39,727

Other expenses
Interest expense	74,815	75,118	81,036
Change in fair value of derivative instruments	—	—	26,393
Other expense, net	532	889	1,841
Total other expenses	75,347	76,007	109,270
Loss before income taxes	(18,617)	(88,139)	(69,543)
Income tax expense	2,686	3,938	920
Net loss	$(21,303)	$(92,077)	$(70,463)

Net loss per share:
Basic	$(0.35)	$(1.61)	$(1.23)
Diluted	$(0.35)	$(1.61)	$(1.23)
Weighted average shares outstanding:
Basic	60,821,472	57,168,291	57,168,291
Diluted	60,821,472	57,168,291	57,168,291
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(21,303)	$(92,077)	$(70,463)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swaps	5,746	(36,609)	8,850
Reclassification adjustments included in earnings (1)	19,723	16,017	(1,904)
Total unrealized gain (loss)	25,469	(20,592)	6,946
Currency translation adjustment, net of tax benefit (expense) of $(2), $90 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.	(2,726)	5,230	4,414
Other comprehensive income (loss)	22,743	(15,362)	11,360
Comprehensive income (loss)	$1,440	$(107,439)	$(59,103)
________________
(1)Represents the reclassification of the effective portion of the gain or loss on the Company’s interest rate swap into interest expense.
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Stockholders’ Equity

	Class A Member Units		Common Stock
	Units	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(in thousands, except unit and share data)
Balances at December 31, 2018	57,168,291	$590,711	—	$—	$8,752	$(186,092)	$(6,121)	$407,250
Adjustment for adoption of new revenue recognition standard, net of tax	—	—	—	—	—	9,571	—	9,571
Net loss	—	—	—	—	—	(70,463)	—	(70,463)
Stock-based compensation	—	—	—	—	3,390	—	—	3,390
Other comprehensive income	—	—	—	—	—	—	11,360	11,360
Balances at December 31, 2019	57,168,291	590,711	—	—	12,142	(246,984)	5,239	$361,108
Net loss	—	—	—	—	—	(92,077)	—	(92,077)
Stock-based compensation	—	—	—	—	3,218	—	—	3,218
Other comprehensive loss	—	—	—	—	—	—	(15,362)	(15,362)
Balances at December 31, 2020	57,168,291	590,711	—	—	15,360	(339,061)	(10,123)	256,887
Corporate Conversion of Class A member Units to common stock	(57,168,291)	(590,711)	57,168,291	57	590,654	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	22,224,646	22	393,479	—	—	393,501
Net loss	—	—	—	—	—	(21,303)	—	(21,303)
Stock-based compensation	—	—	—	—	4,528	—	—	4,528
Tax receivable agreement	—	—	—	—	(210,639)	—	—	(210,639)
Other comprehensive income	—	—	—	—	—	—	22,743	22,743
Balances at December 31, 2021	—	$—	79,392,937	$79	$793,382	$(360,364)	$12,620	$445,717
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net loss	$(21,303)	$(92,077)	$(70,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,357	76,932	78,051
Deferred income taxes	1,485	2,903	683
Amortization of debt issuance costs	4,080	4,036	3,623
Amortization of contract assets	3,796	2,984	2,167
Change in fair value of derivatives	—	—	26,393
Stock-based compensation	4,528	3,218	3,390
Loss on extinguishment of debt	5,006	—	—
Other non-cash charges, net	(311)	1,731	3,682
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable	(35,745)	(10,245)	3,834
Prepaid expenses and other current assets	240	1,408	2,686
Other non-current assets	(13,375)	(4,181)	(6,494)
Accounts payable	(10,994)	7,767	(3,291)
Accrued expenses and other current liabilities	18,487	12,020	(14,934)
Accrued salaries and payroll	6,156	9,518	(7,425)
Other non-current liabilities	7,067	412	128
Net cash provided by operating activities	47,474	16,426	22,030
Cash flows from investing activities
Purchases of property and equipment	(6,228)	(5,707)	(6,681)
Capitalized software development	(7,809)	(6,403)	(7,693)
Cash paid for acquisitions, net of cash acquired	—	(96)	(7,346)
Net cash used in investing activities	(14,037)	(12,206)	(21,720)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	399,044	—	—
Payment of initial public offering issuance costs	(5,543)	—	—
Repayments of debt	(323,350)	(8,350)	(8,350)
Borrowings on line of credit	30,000	50,000	—
Repayments on line of credit	(40,000)	(40,000)	(5,000)
Payments of third-party costs related to debt extinguishment	(164)	—	—
Payment of capital lease obligations	—	(446)	(531)
Payment of contingent consideration	—	(1,000)	(3,000)
Payment of holdbacks	—	(1,188)	—
Net cash provided by (used in) financing activities	59,987	(984)	(16,881)
Net increase (decrease) in cash, cash equivalents and restricted cash	93,424	3,236	(16,571)
Effect of exchange rates	(1,269)	(357)	(172)
Cash, cash equivalents and restricted cash
Beginning of year	24,059	21,180	37,923
End of year	$116,214	$24,059	$21,180

Cash paid for
Interest	$65,530	$71,043	$76,851
Income taxes	$1,019	$1,131	$2,558
Supplemental schedule of non-cash investing and financing activities
Recognition of liability under tax receivable agreement	$210,639	$—	$—
Unpaid property and equipment and capitalized software purchases	$1,526	$1,216	$561
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
1. Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies
Organization
HireRight GIS Group Holdings LLC (“HGGH”), was formed in July 2018 in connection with the combination of two groups of companies: the HireRight Group and the General Information Services (“GIS”) Group, each of which includes a number of wholly-owned subsidiaries that conduct the Company’s business in the United States, as well as other countries. Since July 2018, the combined group of companies and their subsidiaries have operated as a unified operating company providing screening and compliance services, predominantly under the HireRight brand.
Corporate Conversion and Stock Split
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
On October 18, 2021, HireRight Holdings Corporation effected a one-for-15.969236 reverse stock split (the “Stock Split”). All shares of the Company’s common stock, stock-based instruments, and per-share data included in the consolidated financial statements give retroactive effect to the Stock Split.
Initial Public Offering
On November 2, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 22,222,222 shares of its common stock. The shares began trading on the New York Stock Exchange on October 29, 2021 under the symbol “HRT”. The shares were sold at an IPO price of $19.00 per share for net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of approximately $5.5 million. On November 30, 2021, 2,424 shares were issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares for net proceeds of an immaterial amount.
On November 3, 2021, the Company used $215.0 million of the net proceeds from the IPO to repay, in full, indebtedness under the Second Lien Term Loan Facility, as defined below. On November 30, 2021, the Company used $100.0 million of net proceeds of the IPO to repay, in part, the First Lien Term Loan Facility, as defined below. The Company recognized a loss on debt extinguishment of $5.2 million to write off unamortized debt discounts and unamortized deferred financing fees and record other related expenses in its consolidated statements of operations for the year ended December 31, 2021 as a result of these debt repayments.
Income Tax Receivable Agreement
In conjunction with the IPO, the Company entered into an income tax receivable agreement (the “TRA”), which provides for the payment by the Company to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. For further information, see “Note 17 — Income Taxes.”
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year presentation to conform to current year presentation.
Significant Accounting Policies
Use of Estimates
Preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments and assumptions when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, equity-based compensation expense, useful lives assigned to long-lived assets, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments and assumptions due to risks and uncertainties.
As the impact of the coronavirus (“COVID-19”) pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the consolidated financial statements may be materially affected.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Due to the short maturity of these investments, the carrying values on the consolidated balance sheets approximate fair value. Fair value for cash and cash equivalents are Level 1 on the fair value hierarchy discussed below. Cash is held in highly-rated financial institutions.
Restricted Cash
Restricted cash represents cash that is not immediately available for general use due to certain legal requirements. As of both December 31, 2021 and 2020, the Company had restricted cash of $1.1 million, held in escrow for the benefit of former investors in the Company pursuant to the terms of the divestiture by the Company of a former affiliate in April 2018. A total of $3.9 million was held in escrow as of both December 31, 2021 and 2020 related to prior restructurings from predecessor entities. Additionally, the Company had restricted cash of $0.2 million related to international operations at December 31, 2021 and no restricted cash related to international operations at December 31, 2020.
Accounts Receivable and Allowance for Doubtful Accounts
The Company makes ongoing estimates related to the collectability of its accounts receivable. The Company maintains an allowance for estimated losses resulting from the assessment of uncollectible accounts and records accounts receivable at net realizable value. The Company’s estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant non-recurring events, and historical write-off experience.
Deferred Offering Costs
Prior to the IPO, the Company capitalized offering costs incurred in connection with the anticipated sale of common stock in the IPO. Deferred offering costs consist of certain legal, accounting, and other IPO-related costs. Upon completion of the IPO and the partial exercise of the underwriters’ option to purchase additional shares, $5.5 million of deferred offering costs were reclassified from prepaid expenses and other current assets to

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
stockholders’ equity as a reduction of the proceeds received by the Company on the Company’s consolidated balance sheets.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives, which are periodically reviewed. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. The Company’s lease terms range from 2 to 15 years. The estimated useful lives for significant components of property and equipment are as follows:

Computer equipment and purchased software	3-5 years
Equipment	3-7 years
Furniture and fixtures	3-10 years
The useful lives are estimated based on historical experience with similar assets and consider anticipated technological changes. The Company periodically reviews these lives relative to physical factors, economic factors, and industry trends. If there are changes in the planned use of property and equipment or technological changes occur more rapidly than anticipated, the useful lives assigned may be adjusted resulting in a change in depreciation and amortization expense recognition or write-offs in the period in which such changes occur.
Expenditures for major renewals and betterments that extend the useful lives or capabilities of property and equipment are capitalized and depreciated over the estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation or amortization are removed from the consolidated balance sheets and any resulting gain or loss is recognized in the consolidated statements of operations.
Intangible Assets, Net
Intangible assets are carried at amortized cost. Such assets primarily consist of acquired contractual relationships, trade names, customer relationships, databases, internally-developed software, and favorable lease contracts. Amortization is recorded using the straight-line method using estimated useful lives of the assets as shown below:

Customer relationships	9 years
Trade names	15 years
Databases	5 years
Developed software - for internal use	3 and 7 years
Favorable contracts	5-6 years
Intangible asset amortization expense is included in depreciation and amortization expense in the consolidated statements of operations. The Company periodically reassesses the remaining useful lives of its intangible assets.
Developed Software-For Internal Use
The Company’s technology platform comprises a set of software-based systems and databases that work together in support of the specific risk management and compliance objectives of the Company’s customers. The Company’s customers and applicants access the Company’s global platform through HireRight Screening Manager and HireRight Applicant Center. The Company’s platform integrates through the HireRight Connect application programming interface (“API”) with third-party human capital management (“HCM”) systems, including Workday, IBM, Oracle, and SAP. The Company’s capitalized software development costs relate primarily to development of enterprise resource and order management software. Additionally, backgroundchecks.com serves as the Company’s self-service system for customers.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Developed software costs, including employee costs and costs incurred by third-parties, are capitalized as intangible assets during the application development stage. Costs incurred during subsequent efforts to significantly upgrade or enhance the functionality of the software are also capitalized. Software costs, including training and maintenance costs, incurred during the preliminary project and post implementation stages are expensed as incurred. The useful lives noted in the table above are estimated based on historical experience and anticipated technological changes. If there are changes in the planned use of developed software or technological changes occur more rapidly than anticipated, the useful lives assigned may be adjusted resulting in a change in amortization expense recognition or write-offs in the period in which such changes occur. Amortization of software costs are recorded in depreciation and amortization in the consolidated statements of operations and begins once the project is substantially complete and the software is ready for its intended use.
Long-Lived Assets
The carrying values of definite-lived long-lived assets, which include property and equipment and intangible assets subject to amortization, are evaluated for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the operating performance and future undiscounted cash flows of the assigned asset or asset groups to the underlying carrying value. Charges for impairment losses are recorded if the sum of expected undiscounted future cash flows is less than the carrying value of an asset or asset group. Any necessary write-downs are treated as permanent reductions in the carrying amount of the assets.
For the years ended December 31, 2021, 2020, and 2019, the Company did not identify any indicators of impairment, and no impairments of long-lived assets were recorded.
Goodwill
Goodwill is the excess of the purchase price paid over the fair value of the net assets acquired in a business combination and reflects expected benefits, such as synergies, the ability to access new markets or other favorable impacts. The Company evaluates goodwill for potential impairment annually on the last day of the fourth fiscal quarter, or more frequently if a triggering event has occurred. Significant judgment is involved in determining if an indicator of impairment has occurred. Such indicators include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, lower stock price, among others.
In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, it proceeds to a quantitative assessment. If the net book value of the reporting unit’s assets exceeds the reporting unit’s fair value, the goodwill is written down by such excess.
For the years ended December 31, 2021, 2020, and 2019, no impairments of goodwill were recorded.
Derivatives and Hedging Activities
The Company is exposed to variability in future cash flows resulting from fluctuations in interest rates related to its variable rate debt. The Company uses interest rate swaps to manage the level of exposure to the risk of fluctuations in interest rates. Currently, the Company designates these interest rate swaps as cash flow hedges of forecasted variable rate interest payments on certain U.S. dollar denominated debt principal balances. The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on such derivative instruments is reported as a component of other comprehensive (loss) income and

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
reclassified into interest expense in the same period or periods during which the hedged debt affects earnings. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings. The Company had no hedge ineffectiveness for the years ended December 31, 2021, 2020 and 2019.
The Company enters into interest rate derivative contracts with major banks and is exposed to losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.
On February 18 and 22, 2022, the Company terminated the interest rate swap agreements discussed above. For further information, see “Note 23 — Subsequent Events.”
Contingencies
The Company is periodically exposed to various contingencies in the ordinary course of conducting its business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. The Company records a liability for such contingencies to the extent that their occurrence is probable and the related losses are estimable. If it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, the Company discloses the estimated impact on its liquidity, financial condition, and results of operations. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 14 — Commitments and Contingent Liabilities and Note 15 — Legal Proceedings for additional information regarding the Company’s contingencies and legal proceedings.
Revenue Recognition
The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For the Company’s contracts with customers, the Company identifies the performance obligations, determines the transaction price, allocates the contract consideration to the performance obligations utilizing the standalone selling price (“SSP”) of each performance obligation, and recognizes revenue when the performance obligation is satisfied.
The Company’s revenues are primarily derived from contracts to provide services. The Company considers the nature of these contracts and the types of services provided when it determines the proper accounting method for a particular contract. The Company transfers control and records revenue upon completion of the performance obligation. The Company’s contracts generally do not include any obligations for returns, refunds, or similar obligations, nor does the Company have a practice of granting significant concessions. The Company extends commercial credit terms to its customers, which may vary by contract and customer. The Company’s customer contracts do not have any significant financing components as payment is received at or shortly after the point of sale.
The Company may provide rebate incentives, which are accounted for as variable consideration when determining the amount of revenue to recognize. Rebate incentives are estimated as revenue is earned and updated at the end of each reporting period if additional information becomes available. The Company uses the most likely amount method to determine that the variable consideration is properly constrained. Changes to the Company’s estimated variable consideration were not material for the periods presented. The Company classifies its rebate incentives in accrued expenses and other current liabilities in the consolidated balance sheets.
For additional information regarding Revenue see Note 16 — Revenues.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers primarily consist of sales commissions paid to the Company’s sales force, which are based on customer background screening reports. The Company has elected the practical expedient in ASC 340-40 - “Other Assets and Deferred Costs”, which states the Company may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Costs to Fulfill Contracts with Customers
The Company recognizes an asset for the incremental costs to fulfill contracts with customers, including, for example, salaries and wages incurred to set up the customer and service offerings integrated in its platform. Significant judgment is required to determine whether expenses are incremental and can be specifically identified, whether the costs enhance resources that will be used in satisfying future performance obligations, whether the costs are expected to be recoverable, and the period over which future benefit is expected to be derived. The Company generally amortizes these costs on a straight-line basis over the expected period of benefit, which has been determined to be approximately seven years. The expected period of benefit was determined by taking into consideration the expected life of customer contracts and the useful life of the Company’s technology. See Note 4— Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for further information.
Cost of Services
The Company incurs costs in the creation, compilation and delivery of its services and service offerings, which are referred to as cost of services. Cost of services primarily consist of expenses to access databases, cost of direct labor to collect, compile and prepare background screening reports, and expenses to deliver the reports to customers. The Company incurs expenses to access data provided by multiple sources in the completion of its services, such as data from third-party providers, various governmental jurisdictions such as county level court records, educational institutions, public record sources and various other data sources. Cost of services does not include depreciation and amortization expenses.
Stock-Based Compensation
The Company measures the cost of services received in exchange for stock-based awards, including stock options, restricted stock awards, restricted stock units, granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant. The Company recognizes that cost over the period during which an individual is required to provide service in exchange for the award, usually the vesting period. Performance-based stock option, granted by the Company prior to the IPO, are earned based upon the Company’s performance against specified levels of cash-on-cash return to the Company’s investors as a multiple of invested capital. Compensation expense is updated for the Company’s expected performance targets at the end of each reporting period. The compensation expense is included as a component of selling, general and administrative expenses. The Company estimates the fair value of performance-based stock options granted pre-IPO using the Monte Carlo simulation method and for stock options granted in conjunction with and post-IPO using the Black-Scholes pricing model. The fair value of each restricted stock unit is based on the fair value of the Company’s common stock on the date of grant. Forfeitures are recognized as they occur.
The Monte Carlo simulation method incorporates assumptions as to equity-share price, volatility, the expected term of awards, a risk-free interest rate and dividend yield. In valuing awards, significant judgment is required in determining the expected volatility and the expected term of the awards. The Black-Scholes pricing model requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, which is determined based on the historical volatilities of several publicly listed peer companies as the Company has only a short trading history for its common stock, the risk-free interest rate and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s estimates and involve numerous variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. Concurrently with the closing of the IPO,

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
the Company granted to certain of its directors, officers and employees restricted stock units and stock options, each of which vest upon the satisfaction of a service condition.
Income Taxes
Deferred income tax assets and liabilities are estimated based on enacted tax laws in the jurisdictions where the Company conducts business. Deferred income tax assets and liabilities represent future tax benefits or obligations of the Company’s legal entities. These deferred income tax balances arise from temporary differences due to divergent treatment of certain items for accounting and income tax purposes.
Deferred income tax assets are evaluated to ensure that estimated future taxable income will be sufficient in character, amount, and timing to result in the use of the deferred income tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income generated. “Timing” refers to the period in which future income is expected to be generated. Timing is important because net operating losses (“NOLs”) in certain jurisdictions expire if not used within an established statutory time frame. Based on these evaluations, the Company determines whether it is more likely than not that expected future earnings will be sufficient to use its deferred tax assets. If the current estimates of future taxable income are not realized or subsequent estimates of taxable income change, the Company’s assessment could change and the release of a valuation allowance adjusting deferred tax assets to net realizable value could have a material impact on the consolidated statements of operations.
Judgments and estimates are required to determine income tax expense and deferred income tax valuation allowances and in assessing exposures related to income tax matters. The effect of a change in income tax rates on deferred income tax assets and liabilities is recognized in the year in which the income tax rate change is enacted. Interest and penalties related to uncertain income tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related income tax benefits are recognized.
The Company accounts for uncertain tax positions by recognizing a tax benefit or liability at the largest amount that, in its judgment, is more than 50% likely to be realized or paid based on the technical merits of the position. The Company does not provide for income taxes on the undistributed earnings or losses of its non-U.S. subsidiaries. Management intends that undistributed earnings will be indefinitely reinvested. The Company records deferred income taxes on the temporary differences between the book and tax basis in domestic subsidiaries where required.
Fair Value Measurements
The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and requires disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured at fair value.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
The Company’s outstanding debt instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s debt, which is Level 2 of the fair value hierarchy, is based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active. See Note 10 — Debt for more information for fair value disclosures related to the Company’s debt.
The Company’s derivative instruments consist of interest rate swap contracts which are Level 2 of the fair value hierarchy and reported in the consolidated balance sheets as of December 31, 2021 and 2020 as derivative liabilities short-term and derivative liabilities long-term. See Note 11 — Derivative Instruments for more information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash balances are placed with highly-rated financial institutions. Such cash balances may be in excess of the Federal Deposit Insurance Corporation insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographic regions. The Company generally does not require collateral to support accounts receivable. See Note 16 — Revenues for further information.
On an ongoing basis, the Company reviews the creditworthiness of counterparties to its derivative interest rate agreements and does not expect to incur a significant loss from failure of any counterparties to perform under the agreements as they are highly-rated financial institutions.
The Company’s interest-bearing borrowings are subject to interest rate risk. The Company uses derivative instruments in the form of interest rate swaps to convert a portion of its variable rate outstanding debt to fixed rates.
Foreign Currency
The Company’s consolidated financial statements are reported in United States dollars (“USD”). Changes in foreign currency exchange rates have a direct effect on the Company’s consolidated financial statements because the Company translates the operating results and financial position of its foreign subsidiaries to USD using current period foreign exchange rates. As a result, comparisons of reported results between reporting periods may be impacted due to differences in the exchange rates in effect at those times.
The functional currencies of the Company’s foreign subsidiaries are the currency of the primary economic environment in which its subsidiaries operate, generate and expend cash, and consist primarily of the Euro, the

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Pound Sterling and the Polish Zloty. The statement of operations of the Company’s foreign subsidiaries are translated into USD using the average exchange rates for each reporting period. The balance sheets of the Company’s foreign subsidiaries are translated into USD using the period-end exchange rates. The resulting differences are recorded in the Company’s consolidated balance sheets within accumulated other comprehensive (loss) income as a currency translation adjustment.
Correction of Immaterial Misstatement
During the third quarter of 2021, the Company determined that there were immaterial errors in its historical financial statements. The errors resulted in understatement of goodwill, provision for income taxes, and deferred tax liability and overstatement of prepaid expenses and other current assets, accrued expenses and other current liabilities, and selling, general and administrative expenses. The Company evaluated the effect of these errors on prior periods under the guidance of the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99 - Materiality, and determined the amounts were not material to any previously issued financial statements. The Company corrected these misstatements with an out-of-period adjustment during the third quarter of 2021.
COVID-19
In response to the COVID-19 pandemic, the U.S. government, and other global governments, enacted legislation to enable employers to retain employees during the pandemic. Such legislation provided for certain tax incentives in the U.S. and for wage support in certain other countries in which the Company operates. The Company records government incentives and support as a reduction to the related expense in its consolidated statements of operations. As of December 31, 2021, the Company calculated employee retention credits of $3.9 million provided by the Coronavirus Aid, Relief and Economic Security Act, which are included in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2021 and included as a reduction to cost of services and selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021. Wage support received during the year ended December 31, 2021 applicable to international locations was not material to the Company’s consolidated financial statements.
2. Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Adopted
Accounting Pronouncements Adopted in 2021
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The guidance is effective for the Company for annual periods beginning after December 15, 2020, and early adoption is permitted. The Company adopted this ASU on a prospective basis effective January 1, 2021. The adoption did not have a material impact on the consolidated financial statements.
Accounting Pronouncements Adopted in 2020
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. The FASB also modified disclosure requirements of Level 3 fair value measurements. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU did not have a material impact on the consolidated financial statements.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Accounting Pronouncements Adopted in 2019
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805)”: Clarifying the Definition of a Business (“ASU-2017-01”). ASU 2017-01 amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. The guidance is effective for the Company for annual periods beginning after December 15, 2018. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in ASU 2017-12 provide targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The adoption of ASU 2017-12 will become effective for annual periods beginning after December 15, 2020, although early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 606”), and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606” or “Topic 606”), which prescribes a comprehensive new revenue recognition standard that supersedes previously existing revenue recognition guidance. The new model provides a five-step analysis in determining when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new, expanded disclosures regarding revenue recognition. The standard allows for initial application to be performed retrospectively to each period presented or as a modified retrospective adjustment as of the date of adoption. ASC 606 also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less, and policy elections regarding shipping and handling that provides the option to account for shipping and handling costs as contract fulfillment costs.
The Company adopted ASC 606 effective January 1, 2019 using the modified retrospective method. The Company elected to apply ASC 606 to all active contracts as of the adoption date. Adoption of the new standard resulted in changes to its accounting policies for revenue recognition. Application of the modified retrospective method resulted in a charge to accumulated deficit of $9.6 million on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), related to the classification of certain cash receipts and cash payments for the statement of cash flows. The guidance updates the classification for eight specific cash flow items, including debt prepayment or debt extinguishment costs and contingent consideration made after a business combination. The standard is effective for the Company for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.
In December 2018, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The guidance removes certain exceptions to the general principles of Accounting Standards Codification Income Taxes (Topic 740) (“ASC 740”) in order to reduce the cost and complexity of its application. In addition, the ASU improves consistency and simplifies GAAP in several areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted in interim or annual periods for which financial statements have not yet been issued, with any adjustments reflected as of the beginning of the fiscal year of adoption. Entities that elect early adoption must adopt all the amendments in

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
the same period. The Company adopted this ASU effective January 1, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The ASU requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The new guidance is effective for the Company for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact and applicability of this new standard on the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which aims to improve the accounting for acquired revenue contracts with customers in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance is effective for the Company for annual periods beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact and applicability of this new standard on the consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that are affected by the discounting transition. The amendments in this update are elective and apply to all entities that have derivative instruments that use various reference rates, including the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. The new guidance is effective immediately for all entities and amendments may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. The new guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within those fiscal years. ASU 2019-10 delayed the effective date for this guidance until the fiscal year beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) related to the reporting of leases. The update requires lessees to recognize most leases, with the exception of short-term leases if a policy election is made, on their balance sheets as a right-of-use (“ROU”) asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term, measured on a discounted basis, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires entities to disclose key quantitative and qualitative information about its leasing arrangements. The Company leases office facilities under operating lease agreements.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company expects to adopt ASU 2016-02 effective January 1, 2022 using the modified retrospective transition approach. Based on the Company’s current operating lease portfolio, it estimates that it will record ROU assets and operating lease liabilities of approximately $9.9 million and $18.8 million, respectively. The Company is continuing to evaluate the impact of ASU 2016-02, and as a result, these estimates are subject to change. The adoption of the new lease standard is not expected to materially impact the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company elected the “package of practical expedients” permitted under the transition guidance, which among other things, does not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allows carryforward of the historical lease classification for existing leases. The Company did not elect the “hindsight” practical expedient, and therefore will measure the ROU asset and lease liability using the remaining portion of the lease term at adoption. The Company made an accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less.

3. Business Combinations
On October 1, 2019, the Company completed its acquisitions of J-Screen K.K. (“J-Screen”) and PeopleCheck Pty Ltd. (“PeopleCheck”), based in Tokyo, Japan and Newcastle, Australia, respectively. The Company acquired 100% of the equity interests in both J-Screen and PeopleCheck. The financial results of the entities have been included in the Company’s consolidated financial statements beginning on the respective date of acquisition. The purpose of the acquisitions was to expand the Company’s customer base and strengthen its global services and its presence in the Asia Pacific region.
The aggregate acquisition-date fair value of the consideration transferred for these acquisitions totaled $11.9 million. The acquisitions were accounted for as acquisitions of businesses. The following table summarizes the consideration paid and the assets and liabilities acquired.

October 1, 2019
(in thousands)
Cash paid	$9,630
Contingent consideration and holdback	2,284
Consideration transferred	$11,914
The following table presents the allocation of the fair value of consideration transferred:

October 1, 2019
(in thousands)
Cash and cash equivalents	$2,172
Accounts receivable	881
Other assets	16
Property and equipment	64
Intangible assets - customer relationships	4,748
Goodwill	5,950
Total assets acquired	13,831
Accounts payable and accrued expenses	506
Deferred tax liabilities	1,411
Total liabilities assumed	1,917
Total	$11,914

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company determined the acquisition-date fair value of the customer relationship intangible assets using the multi-period excess earnings model, which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. Customer relationships are amortized over a nine year estimated useful life. The Company determined the acquisition-date fair value of the contingent consideration liability, based on the likelihood of cash payment related to the contingent earn-out clauses, as part of the consideration transferred and recorded $1.0 million at its estimated acquisition-date fair value in other current liabilities in the consolidated balance sheet as of December 31, 2019. The contingent consideration was paid in September 2020. The J-Screen purchase agreement included a $1.0 million holdback due no later than 10 days following the first anniversary of the closing date, which was paid in September 2020. In February 2020, the Company paid a working capital adjustment of $0.1 million for the J-Screen acquisition. The PeopleCheck purchase agreement included a $0.2 million holdback due on the first anniversary of the closing date, which was paid in September 2020.
The goodwill recorded as a result of these acquisitions is due to an excess of purchase price in relation to the fair value of the assets and liabilities acquired and is attributable to the benefits the Company expects to derive from expected synergies from the transactions, including opportunities within new markets and more efficient fulfillment of customer orders. None of the goodwill is deductible for tax purposes.
During the year ended December 31, 2019, the Company paid a $3.0 million holdback related to an acquisition which occurred in February 2018.
Revenue and earnings of the entities acquired were not presented as the acquisitions were not considered material to the consolidated financial statements.
4. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets
The components of prepaid expenses and other current assets were as follows:

	December 31,
	2021	2020
	(in thousands)
Prepaid software licenses, maintenance and insurance	$11,668	$13,105
Other prepaid expenses and current assets	6,915	5,116
Total prepaid expenses and other current assets	$18,583	$18,221
The components of other non-current assets were as follows:

	December 31,
	2021	2020
	(in thousands)
Contract implementation costs	$17,242	$15,768
Other non-current assets	9,102	1,470
Total other non-current assets	$26,344	$17,238
Interest expense includes the amortization of $0.4 million of debt issuance costs for the Company’s revolving credit agreement for each of the years ended December 31, 2021, 2020, and 2019, respectively, which are recorded in other non-current assets on the Company’s consolidated balance sheets.
See Note 16 — Revenues for further discussion on contract implementation assets and related amortization included in cost of services in the Company’s consolidated statements of operations.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Computer equipment and purchased software	$59,326	$53,102
Equipment	3,301	2,965
Furniture and fixtures	6,089	6,052
Leasehold improvements	7,800	7,482
Construction in progress	711	875
Total	77,227	70,476
Less: Accumulated depreciation and amortization	(66,100)	(52,990)
Total property and equipment, net	$11,127	$17,486
The Company is contractually obligated, under certain of its lease agreements, to restore certain office facilities back to their original condition. Asset retirement obligations were not material to the consolidated balance sheets as of December 31, 2021 or 2020.
Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $11.3 million, $12.0 million, and $14.3 million, respectively. Loss on disposal for the years ended December 31, 2021, 2020, and 2019 was $0.1 million, $0.1 million, and $1.6 million respectively, which is included in other expense in the consolidated statements of operations. Depreciation expense includes the impact of accelerated depreciation for reductions in the estimated useful lives of certain facilities the Company exited during the year ended December 31, 2021.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
6. Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2021
	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$432,606	$(167,885)	$264,721
Trade names	105,401	(24,594)	80,807
Developed software - for internal use	80,854	(38,480)	42,374
Databases	3,392	(1,811)	1,581
Favorable contracts	1,497	(1,497)	—
Total intangible assets, net	$623,750	$(234,267)	$389,483

	December 31, 2020
	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$433,410	$(119,971)	$313,439
Trade names	105,401	(17,567)	87,834
Developed software - for internal use	75,605	(30,611)	44,994
Databases	2,959	(1,180)	1,779
Favorable contracts	1,497	(727)	770
Total intangible assets, net	$618,872	$(170,056)	$448,816
Total amortization expense for intangible assets was $67.1 million, $64.9 million, and $63.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense related to developed software was $10.5 million, $9.4 million, and $8.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized $7.8 million, $6.1 million, and $7.1 million of software development costs for the years ended December 31, 2021, 2020, and 2019, respectively.
At December 31, 2021, the weighted average remaining useful life of intangible assets subject to amortization was approximately 6.5 years.
For the year ended December 31, 2021, the Company recorded accelerated depreciation of $0.5 million related to obsolete capitalized software, which was recorded in depreciation and amortization on the consolidated statements of operations. No impairments of intangible assets were recorded for the years ended December 31, 2021, 2020, and 2019.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The estimated future amortization expense related to intangible assets as of December 31, 2021 was as follows:

Year Ended December 31,
(in thousands)
2022	$66,108
2023	65,939
2024	65,412
2025	60,623
2026	57,063
Thereafter	74,338
Total amortization	$389,483
7. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2021, and 2020, were as follows:

(in thousands)
Balance at December 31, 2019	$816,374
Foreign currency translation	3,562
Measurement period adjustment	96
Balance at December 31, 2020	820,032
Foreign currency translation	(1,184)
Other (1)	690
Balance at December 31, 2021	$819,538
(1)Includes $0.7 million related to the out-of-period adjustment discussed in Note 1.
8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	December 31,
	2021	2020
	(in thousands)
Accrued data costs	$34,632	$17,184
Litigation settlements (Note 15)	3,310	12,916
Other (1)	37,352	26,709
Total accrued expenses and other current liabilities	$75,294	$56,809
______________
(1)As of both December 31, 2021 and 2020 the Company had $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018. A total of $3.9 million was held in escrow as of both December 31, 2021 and 2020 related to prior restructurings from predecessor entities.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
9. Accrued Salaries and Payroll
The components of accrued salaries and payroll were as follows:

	December 31,
	2021	2020
	(in thousands)
Wages, benefits and taxes	$12,017	$14,719
Accrued bonus	17,263	8,406
Total accrued salaries and payroll	$29,280	$23,125
10. Debt
The components of debt were as follows:

	December 31,
	2021	2020
	(in thousands)
First Lien Term Loan Facility	$707,863	$816,213
Second Lien Term Loan Facility	—	215,000
Revolving Credit Facility	—	10,000
Total debt	707,863	1,041,213
Less: Original issue discount	(1,993)	(4,499)
Less: Unamortized debt issuance costs	(8,837)	(14,967)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$688,683	$1,013,397
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
The Company may make voluntary prepayments on the First Lien Term Loan Facility at any time prior to maturity at par. On November 30, 2021 the Company used $100.0 million of proceeds of the IPO to repay, in part, the First Lien Term Loan Facility. In conjunction with the repayment, the Company recorded a $1.6 million loss on debt extinguishment to write off unamortized deferred financing fees and unamortized original issue discounts. This loss is recorded in interest expense in the consolidated statements of operations.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company is required to make prepayments on the First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the outstanding First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the years ended December 31, 2021, 2020, and 2019, the Company was not required to make an annual prepayment under the First Lien Term Loan Facility based on the Company’s excess cash flow.
The First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for LIBOR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of December 31, 2021, the First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Revolving Credit Facility accrued interest at one-month LIBOR plus 3.00%.
The Company’s obligations under the First Lien Facilities are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries, as defined in the agreement, and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions.
As of December 31, 2021, the Company had approximately $98.2 million available borrowing under the Revolving Credit Facility, after utilizing approximately $1.8 million for letters of credit. The Company is required to pay a quarterly fee of 0.50% on unutilized commitments under the Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of December 31, 2021, the quarterly fee on unutilized commitments under the Revolving Credit Facility was 0.50%.
Second Lien Term Loan Facility
On November 3, 2021, the Company used proceeds from the IPO to repay, in full, $215.0 million of principal outstanding on the Second Lien Term Loan Facility. In conjunction with the repayment, the Company recorded a $3.4 million loss on extinguishment of debt to write off unamortized deferred financing fees and unamortized original issue discounts. This loss is recorded in interest expense in the consolidated statements of operations.
The Company was required to make prepayments on the Second Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights, in each case to the extent permitted under the First Lien Facilities prior to the repayment in full and discharge thereof. Additionally, the Company was required to make annual prepayments on the outstanding Second Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeded a certain specified threshold, to the extent permitted under the First Lien Facilities prior to the repayment in full and discharge thereof. For the years ended December 31, 2021, 2020, and 2019, the Company was not required to make an annual prepayment under the Second Lien Term Loan Facility based on the Company’s excess cash flow.
The Second Lien Term Loan Facility had an interest rate calculated as, at the Company’s option, either (a) LIBOR with a floor of 0.00% or (b) ABR, in each case, plus the applicable margin of 7.25% for LIBOR loans and 6.25% for ABR loans, and was payable on each interest payment date, at least quarterly, in arrears. As of December 31, 2020, the Second Lien Term Loan Facility accrued interest at one-month LIBOR plus 7.25%.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company’s obligations under the Second Lien Term Loan Facility were guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries and were secured by second-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions.
LIBOR
Given that one, three, six and twelve month USD LIBOR are available until the end of June 2023, the Company is evaluating the appropriate time to engage with the agent and lenders under the First Lien Term Loan Facility and Revolving Credit Facility with respect to modernizing the LIBOR provisions prior to June 2023. If the Company does not enter into amendments to its credit facilities to modernize the LIBOR provisions prior to the end of 2022, then two-month USD and non-USD LIBOR settings will be suspended until an amendment is effective.
HireRight is party to three interest rate swaps, all of which terminate on December 31, 2023, and reference three-month LIBOR. ICE Benchmark Administration has announced that three-month LIBOR will continue to be available until the end of June 2023, rather than the end of December 2021. The International Swaps and Derivatives Association (“ISDA”) has developed the Interbank Lending Rate (“IBOR”) Fallbacks Protocol to address LIBOR cessation and incorporate industry-endorsed fallback rates into legacy transactions, like HireRight’s interest rate swaps. The Company is in the process of evaluating the protocol, including the appropriate time to adhere, or the appropriate time to engage with its swap dealer counterparties with respect to LIBOR cessation prior to June 2023. For further information on the interest rate swaps, please see Note 11 — Derivative Instruments.
Debt Covenants
The First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the First Lien Facilities through the year ended December 31, 2021.
The Company is also subject to a springing financial maintenance covenant under the Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of December 31, 2021 or 2020, as outstanding loans and letters of credit under the Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
Other
Amortization of debt discount and debt issuance costs related to the First Lien Term Loan Facility and the Second Lien Term Loan Facility are included in interest expense and were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Debt discount	$770	$767	$652
Debt issuance costs	2,860	2,819	2,521
Total debt discount and issuance costs	$3,630	$3,586	$3,173

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
In addition, interest expense includes the amortization of debt issuance costs for the Revolving Credit Facility of $0.4 million for each of the years ended December 31, 2021, 2020, and 2019. Unamortized debt issuance costs for the Revolving Credit Facility are recorded in other non-current assets on the Company’s consolidated balance sheets.
The weighted average interest rate on outstanding borrowings during the years ended December 31, 2021, 2020, and 2019 was 4.5%, 5.1%, and 6.8%, respectively.
The maturities of the Company’s outstanding debt were as follows:

Year Ended December 31,
(in thousands)
2022	$8,350
2023	8,350
2024	8,350
2025	682,813
2026	—
Thereafter	—
$707,863
Fair Value
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

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
First Lien Term Loan Facility	$705,870	$704,550	$813,361	$784,894
Second Lien Term Loan Facility	—	—	213,353	160,014
Revolving Credit Facility	—	—	10,000	10,000
Total	$705,870	$704,550	$1,036,714	$954,908

11. Derivative Instruments
The Company had entered into interest rate swap agreements with a total original notional amount of $700.0 million with an effective date of December 31, 2018. The interest rate swap agreements are designed to provide predictability against changes in the interest rates on the Company’s debt, as the interest rate swap agreements convert a portion of the variable interest rate on the Company’s debt to a fixed rate. The interest rate swap agreements were not designated as a cash flow hedge and, accordingly, were presented at fair value in the consolidated balance sheet with both realized and unrealized gains and losses included in the consolidated statements of operations. The interest rate swap agreements originally expired on December 31, 2023.
On September 26, 2019, the Company modified the terms of the three existing swap agreements (“Interest Rate Swap Agreements”) with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the interest rate swap agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
or in excess of the applicable notional amount of the interest rate swap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms during the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, the effective portion of the Interest Rate Swap Agreements was included on the consolidated balance sheets in accumulated other comprehensive income (loss).
During the period from September 26, 2019 to December 31, 2019, the Company reclassified $1.9 million from other comprehensive (loss) income into interest expense related to hedges of these transactions into earnings. During the years ended December 31, 2021 and 2020, the Company reclassified interest expense related to hedges of these transactions into earnings of $19.7 million and $16.0 million, respectively.
For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on the Company’s consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income (loss) until reclassified into earnings when the related transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. No portion of the cash flow hedge was ineffective during the years ended December 31, 2021 and 2020.
The fair value of the Interest Rate Swap Agreements was as follows:

	December 31, 2021
	(in thousands)
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Derivative instruments, short-term	$—	$16,662	$—	$16,662
Derivative instruments, long-term	—	11,444	—	11,444
Total liabilities measured at fair value	$—	$28,106	$—	$28,106

	December 31, 2020
	(in thousands)
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Derivative instruments, short-term	$—	$18,258	$—	$18,258
Derivative instruments, long-term	—	35,317	—	35,317
Total liabilities measured at fair value	$—	$53,575	$—	$53,575
Prior to the designation on September 26, 2019 of the Interest Rate Swap Agreements as cash flow hedges which qualified for hedge accounting treatment, the Company recorded losses as follows:

		Year Ended December 31,
		2021	2020	2019

Derivative type	Consolidated statement of operations location	(in thousands)
Interest rate swap	Change in fair value of derivative instruments	$—	$—	$26,393
There were no amounts excluded from the measurement of hedge effectiveness at December 31, 2021 and 2020. The effective portions of the Interest Rate Swap Agreements are recorded as Unrealized gain (loss) on interest rate swaps on the consolidated statements of comprehensive loss. Please see Note 12 — Accumulated Other Comprehensive Income (Loss) for further information.
The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
On February 18 and 22, 2022, the Company terminated the interest rate swap agreements discussed above. For further information, see “Note 23 — Subsequent Events.”
12. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive (loss) income consists primarily of unrealized changes in fair value of derivative instruments that qualify for hedge accounting and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2019	$6,946	$(1,707)	$5,239
Other comprehensive (loss) income	(20,592)	5,230	(15,362)
Balance at December 31, 2020	(13,646)	3,523	(10,123)
Other comprehensive income (loss)	25,469	(2,726)	22,743
Balance at December 31, 2021	$11,823	$797	$12,620
The maximum period over which the Interest Rate Swap Agreements are designated is December 31, 2023. Assuming interest rates at December 31, 2021 remain constant, approximately $16.7 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 12 months. Actual amounts ultimately reclassified into earnings over the next 12 months could vary materially from this estimated amount as a result of changes in interest rates.
On February 18 and 22, 2022, the Company terminated the interest rate swap agreements discussed above. For further information, see “Note 23 — Subsequent Events.”
13. Segments and Geographic Information
The Company determines its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s Chief Executive Officer is the Company’s CODM. The Company’s operating segments may not be comparable to similar companies in similar industries. The Company has determined it operates in one reportable segment.
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that results in the revenues. The following table summarizes the Company’s revenues by region:

	Year Ended December 31,
	2021		2020		2019
	(in thousands, except percent)
Revenues
United States	$675,073	92.5%	$504,950	93.5%	$603,527	93.2%
International	54,983	7.5%	35,274	6.5%	44,027	6.8%
Total revenue	$730,056	100.0%	$540,224	100.0%	$647,554	100.0%

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The following table summarizes the Company’s property and equipment, net by geographic region:

	December 31,
	2021	2020
	(in thousands)
Property and equipment, net:
United States	$7,154	$12,613
International	3,973	4,873
Total property and equipment, net	$11,127	$17,486
14. Commitments and Contingent Liabilities
Indemnification
In the ordinary course of business, the Company enters into agreements with customers, providers of services and data that the Company uses in its business operations, and other third parties pursuant to which the Company agrees to indemnify and defend them and their affiliates for losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, and other costs and liabilities. Generally, these indemnity and defense obligations relate to claims and losses that result from the Company’s acts or omissions, including actual or alleged process errors, inclusion of erroneous or impermissible information, or omission of includable information in background screening reports that the Company prepares. In addition, under some circumstances, the Company agrees to indemnify and defend contract counterparties against losses resulting from their own business operations, obligations, and acts or omissions, or the business operations, obligations, and acts or omissions of third parties. For example, its business interposes the Company between suppliers of information that the Company includes in its background screening reports and customers that use those reports; the Company generally agrees to indemnify and defend its customers against claims and losses that result from erroneous information provided by its suppliers, and also to indemnify and defend its suppliers against claims and losses that result from misuse of their information by its customers.
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
The Company also entered into indemnification agreements prior to the Company’s IPO with the members of its board of managers and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual.
As of December 31, 2021, the Company included $1.4 million in accrued expenses and other current liabilities in the consolidated balance sheet as a result of the Company agreeing to indemnify a customer from a negligent hiring claim. While the Company did not believe it had legal responsibility, the Company chose to indemnify the customer against the negligent hiring claim in the interests of customer relations and to limit risk. The Company is not aware of any other pending demands to provide indemnity or defense under such agreements that would reasonably be expected to have a material adverse effect on its consolidated financial statements. The Company has not recorded any liabilities for indemnification agreements in the consolidated balance sheet as of December 31, 2020.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Operating Leases
The Company has numerous operating lease agreements for office space for its operations. Total lease expense for all office space operating leases for the years ended December 31, 2021, 2020, and 2019 was $7.2 million, $7.0 million, and $8.9 million, respectively.
Future minimum lease payments for operating leases are as follows:

Year Ended December 31,
(in thousands)
2022	$6,757
2023	6,782
2024	4,030
2025	2,934
2026	2,190
Thereafter	4,117
Total	$26,810
The Company expects to recover approximately $1.6 million of future minimum lease payments through non-cancellable sublease agreements.
Cease-use Liabilities
The Company periodically identifies opportunities for cost savings through office consolidations or by exit from certain underutilized facilities. Cease-use costs represent lease obligation charges and executory costs for exited facilities. The Company accounts for cease-use costs in accordance with ASC Topic 840, Leases pursuant to guidance under ASC 420, Costs Related to Exit or Disposal Activities. Charges related to these cease-use costs are estimated based on the discounted future cash flows of rent expense and executory costs that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income, which is calculated based on certain sublease assumptions. These assumptions may be revised in future periods as new information becomes available. Cease-use costs were $10.7 million during the year ended December 31, 2021 and are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

Cease-use costs are included in other non-current liabilities and accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2021. The following table summarizes the activity for the liability for cease-use costs recognized for the periods presented:

Cease-use Liability
(in thousands)
Balance at December 31, 2020	$—
Cease-use costs	10,673
Adjustments to deferred rent	1,168
Cash payments	(253)
Balance at December 31, 2021	$11,588
15. Legal Proceedings
The Company is subject to claims, investigations, audits, and enforcement proceedings by private plaintiffs, third parties the Company does business with, and governmental and regulatory authorities charged with overseeing the enforcement of laws and regulations that govern the Company’s business. In the U.S., most of these matters arise under the federal Fair Credit Reporting Act and various state and local laws focused on privacy and the conduct and content of background reports. These claims are typically brought by individuals alleging process errors, inclusion

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
of erroneous or impermissible information, or failure to include appropriate information in background reports prepared about them by the Company. Proceedings related to the Company’s U.S. operations may also be brought under the same laws by the Consumer Financial Protection Bureau or Federal Trade Commission, or by state authorities. Claims or proceedings may also arise under the European Union (“E.U.”) and U.K. General Data Protection Regulations and other laws around the world addressing privacy and the use of background information such as criminal and credit histories, and may be brought by individuals about whom the Company has prepared background reports or by the Data Protection Authorities of E.U. member states and other governmental authorities. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual.
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
Although the Company and its subsidiaries are subject to various claims and proceedings from time to time in the ordinary course of business, the Company and its subsidiaries are not party to any pending legal proceedings that the Company believes to be material.
In 2009 and 2010, approximately 24 lawsuits were filed against HireRight Solutions, Inc. (“Old HireRight”), which is the predecessor to the Company’s subsidiary HireRight LLC, by approximately 1,400 individuals alleging violation of the California Investigative Consumer Reporting Agencies Act by Old HireRight and one of its customers (the “Customer”) related to background reports that Old HireRight prepared for the Customer about those individuals (the “Action”). The Customer was also named as a defendant in the Action.
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
Plaintiffs’ recovery from HireRight LLC for claims accrued prior to the filing of the Bankruptcy is limited by the Plan to the Plaintiffs’ pro-rata portion of the Bankruptcy unsecured creditors’ pool. However, the Plan does not limit HireRight LLC’s liability for claims accrued after the filing of the Bankruptcy, plaintiffs’ recovery from the Customer, or claims against Old HireRight’s insurer.
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
Based upon the foregoing, the Company accrued $12.1 million pursuant to the settlement agreement and potential separate individual settlements with plaintiffs who did not subscribe to the settlement agreement. On November 15, 2021, the Company paid $11.2 million of the $12.1 million legal settlement accrual and expects to pay the balance during the first half of 2022. Any recovery by the plaintiffs’ from the Bankruptcy unsecured creditors’ pool will reduce the Company’s remaining payment obligation under the settlement agreement.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
While Old HireRight’s insurer has denied coverage, the Company believes it has valid claims against the carrier and intends to pursue them. Any insurance recovery would defray the cost of the settlement to HireRight LLC, but at this time the Company is not able to assess the likelihood or amount of any potential insurance recovery.
16. Revenues
Revenues consist of service revenue and surcharge revenue. Service revenue represents fees charged to customers for performing screening and compliance services. Surcharge revenue consists of fees charged to customers for obtaining data required to fulfill the Company’s screening and performance obligations from federal, state and local jurisdictions, and certain commercial data providers. These fees are generally charged to the Company’s customers at cost. Revenue is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer.
No customer accounted for more than 5%, 7%, and 7% of the Company’s revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
Disaggregated revenues were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
Service revenue	$541,458	$404,812	$499,820
Surcharge revenue	188,598	135,412	147,734
Total revenue	$730,056	$540,224	$647,554
Contract Implementation Costs
Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers on the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs and the related amortization are recorded in other non-current assets on the Company’s consolidated balance sheets and in cost of services in the Company’s consolidated statements of operations, respectively. Amortization of contract implementation costs included in cost of services was $3.8 million, $3.0 million and $2.2 million for the years ended December 31, 2021, 2020, and 2019. See Note 4 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s consolidated balance sheets.
Allowance for Doubtful Accounts
The activity in the Company’s allowance for doubtful accounts was as follows:

	Balance Beginning of Period	Charged to Expense	Deductions	Balance End of Period
	(in thousands)
Year ended December 31, 2021	$3,919	1,073	(708)	$4,284
Year ended December 31, 2020	$3,499	930	(510)	$3,919
Year ended December 31, 2019	$3,617	469	(587)	$3,499

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
17. Income Taxes
Income Tax Expense
The following table sets forth the loss before income taxes and the total income tax expense.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Loss before income taxes:
U.S.	$(11,100)	$(85,223)	$(66,379)
Foreign	(7,517)	(2,916)	(3,164)
Loss before income taxes	$(18,617)	$(88,139)	$(69,543)

Income tax expense (benefit):
Current income taxes:
U.S. federal	$—	$(85)	$(78)
U.S. state	445	672	251
Foreign	756	448	64
Total current income tax expense	1,201	1,035	237
Deferred income taxes:
U.S. federal	545	1,669	—
U.S. state	1,653	1,901	1,147
Foreign	(713)	(667)	(464)
Total deferred income tax expense	1,485	2,903	683
Total income tax expense	$2,686	$3,938	$920
The following table sets forth the reconciliations of the statutory federal income tax rate to actual rates based upon the loss before income taxes:

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit) and rate attributable to:	%	%	%
U.S. federal income tax	(21.0)%	(21.0)%	(21.0)%
U.S. state income tax, net of federal benefit	2.3%	(1.5)%	(4.8)%
Change in valuation allowances	(0.4)%	25.5%	25.9%
U.S. tax on foreign operations	19.4%	0.8%	0.9%
Change in tax rates	6.6%	0.8%	—%
Non-deductible IPO costs	5.6%	—%	—%
Other	1.9%	(0.1)%	0.4%
Effective income tax expense and rate	14.4%	4.5%	1.4%
The effective tax rate for the year ended December 31, 2021 differs from the Federal statutory rate of 21% primarily due to U.S. tax on foreign operations, non-deductible IPO costs, and change in tax rates. U.S. tax on foreign operations consists principally of Global Intangible Low-taxed Income (“GILTI”) and Base Erosion Anti-avoidance Tax (“BEAT”). The rate for the year ended December 31, 2020 differs from the Federal statutory rate of 21% primarily due to valuation allowances and state taxes.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Income tax loss carryforwards	$83,342	$86,359
Accrued expenses and other liabilities	10,770	12,191
Interest expense carryovers	38,444	31,530
Interest rate swap	2,188	11,235
Other	581	853
	135,325	142,168
Valuation allowances	(100,339)	(107,109)
Net deferred tax assets	34,986	35,059
Deferred tax liabilities:
Property and equipment	(5,120)	(6,180)
Capitalized expenses	(4,414)	(3,938)
Intangible assets	(40,217)	(38,508)
Total deferred tax liabilities	(49,751)	(48,626)
Net deferred tax liabilities	$(14,765)	$(13,567)
Realization of the Company’s deferred tax assets is dependent upon future earnings, if any. The timing and amount of future earnings are uncertain. Because of the Company’s lack of U.S. earnings history, the Company’s net U.S. deferred tax assets have been fully offset by valuation allowances, excluding a portion of its deferred tax liabilities for tax deductible goodwill.
Net Operating Losses
As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $303.6 million, of which $72.8 million may be carried forward indefinitely and $230.8 million will begin to expire in 2036. The Company had total state NOL carryforwards of approximately $341.5 million, which will begin to expire in 2025.
Utilization of some of the U.S. federal and state NOL and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of NOL and credits before utilization. The net operating losses are presented net of any expirations associated with such limitations.
At December 31, 2021, the Company had foreign net operating losses of $8.2 million which will begin to expire in 2036.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Taxation of Unremitted Foreign Earnings
Undistributed foreign earnings of the Company’s foreign subsidiaries were approximately $116.5 million and $125.9 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2020 the Company re-evaluated its position to repatriate foreign earnings and concluded undistributed foreign earnings will be permanently reinvested in its foreign subsidiaries. The Company believes that it can maintain a sufficient level of liquidity for its U.S. operations arising from the normal course of operations, including liquidity needs associated with U.S. debt service requirements. As a result, deferred taxes associated with foreign withholding taxes of $0.5 million and $0.6 million have not been recorded for repatriation of undistributed foreign earnings as of December 31, 2021 and 2020, respectively.
Unrecognized Tax Benefits
ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. The Company’s unrecognized tax benefits are associated with tax positions taken during prior years and amounted to $0.1 million as of December 31, 2021. There were no unrecognized tax benefits as of December 31, 2020.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the income tax expense in the consolidated statements of operations. As of December 31, 2021, the Company accrued a nominal amount of interest and penalties. There was no interest expense or penalties accrued for the year ended December 31, 2020. If the Company is eventually able to recognize the uncertain positions, the Company’s effective tax rate would be reduced. The Company currently has a valuation allowance against its U.S. federal and state net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or foreign income tax examination by taxing authorities for years prior to 2016.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Because the Company has historical federal losses, the CARES Act does not provide a material cash benefit.
Income Tax Receivable Agreement
In connection with the Company’s IPO during the fourth quarter of 2021, the Company entered into the TRA, which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of December 31, 2021, the Company recorded a total liability of $210.6 million and a reduction to Additional paid-in capital of $210.6 million in connection with the projected obligations under the TRA on its consolidated balance sheets.
18. Related Party Transactions
Certain transactions between the Company and its affiliated entities are considered related party transactions. The Company’s affiliates include various entities owned by the same entities who hold ownership in the Company,

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
as described in Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies.
In conjunction with the IPO, the Company entered into the TRA, which provides for the payment by the Company to pre-IPO equityholders or their permitted transferees of certain U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. For further information, see “Note 17 — Income Taxes.”
On July 12, 2018, the Company entered into an operating lease for office space with a company owned by a former owner of GIS, who, with his wife, continues to be the beneficial owner of approximately 13.7% of the Company’s outstanding common stock as of December 31, 2021. The initial lease contained six options to renew for an additional year. For years one through three, a pre-payment of $6.0 million was made on July 12, 2018. Thereafter, the terms include optional renewals in years four through nine for $0.6 million each year. The initial lease expired on July 11, 2021, at which time the Company exercised an option to renew for an additional year.
Transactions with related parties consist primarily of revenues from background searches provided to, and costs incurred for benefits and advisory services obtained from, such parties. Purchases from related parties are recorded in either selling, general and administrative expense or costs of services in the Company’s consolidated statements of operations. Both the revenue and purchase related party transactions are immaterial for the years ended December 31, 2021, 2020 and 2019.
19. Stock-Based Compensation
Equity Incentive Plans
On October 22, 2018, the Company implemented the HireRight GIS Group Holdings LLC Equity Incentive Plan (“Equity Plan”) providing for the issuance of up to 4,573,463 of its Class A Units (“Units”) pursuant to awards made under the Equity Plan to members of the board of managers, officers and employees as determined by the Company’s compensation committee. Following the adoption of the Omnibus Incentive Plan (as defined below), the Company did not grant further awards under the Equity Plan. However, any outstanding awards granted under the Equity Plan remain subject to the Equity Plan and applicable award agreement. In connection with the Corporate Conversion, each option to purchase units of HireRight GIS Group Holdings LLC was converted into an option to purchase shares of common stock of HireRight Holdings Corporation.
On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on October 28, 2021. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU”), other stock-based awards, other cash-based awards or any combination of the foregoing to eligible employees, consultants, directors, and officers. The Omnibus Incentive Plan has a term of 10 years. Pursuant to the Omnibus Incentive Plan, the Company has reserved an aggregate of 7,939,051 shares of the Company’s common stock for issuance pursuant to awards to be granted thereunder, subject to an annual increase equal to the lesser of (a) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Company’s board of directors. No more than 7,939,051 shares of the Company’s common stock may be issued pursuant to the exercise of incentive stock options granted under the Omnibus Incentive Plan. If any award granted under the Omnibus Incentive Plan expires, terminates, or is canceled or forfeited without being settled, vested (in the case of restricted stock) or exercised, shares of the Company’s common stock subject to such award will again be made available for future grants. At December 31, 2021, 5,339,003 shares were available for issuance under the Omnibus Incentive Plan.
Equity Plan Awards (Pre-IPO)
The exercise price per option award for each option award issued under the Equity Plan is equal to the fair market value of a Unit at the date of grant, as determined by the compensation committee pursuant to the Equity

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Plan. The outstanding Unit options terminate ten years after grant, or earlier as a result of termination of service. None of the outstanding Unit options were vested at the time of grant. The stock option awards issued prior to the Company’s IPO pursuant to the Equity Plan vest based either upon continued service (“Time-Vesting Options”), or upon attainment of specified levels of cash-on-cash return to the Company’s pre-IPO investors as a multiple of invested capital (“MOIC”) on their investments in the Company (“Performance-Vesting Options”). The outstanding stock options terminate 10 years after grant, or earlier as a result of termination of service. None of the outstanding stock options were vested at the time of grant.
The weighted average per share fair value of the Time-Vesting Options and Performance-Vesting Options was calculated using the Monte Carlo simulation. The volatility assumption used in the Monte Carlo simulation is based on an assessment of the historical and implied volatilities of guideline companies. These historical volatilities are based on daily observations of historical share prices, and implied volatilities are based on the share prices implied by forward-looking option prices. The expected term represents the time from the valuation date to an exit event and is estimated as 5 years. The risk-free rate is based on the yield curve of the US Treasury STRIPS with a 5-year maturity. The dividend yield is zero for the years ended December 31, 2021, 2020 and 2019.
Omnibus Incentive Plan Awards (Post-IPO)
The calculated value of each option award issued under the Omnibus Incentive Plan is estimated at the date of grant using the Black-Scholes option valuation model that utilizes the assumptions included in the table below. The Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. For stock options issued under the Omnibus Incentive Plan, the Company estimates the expected term using the simplified method as specified under Staff Accounting Bulletin Topic 14, which utilizes the midpoint between the stock options’ vesting date and the end of the contractual term. The Company does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect at the time of grant with maturities equal to the grant’s expected term. The expected volatility is based on historical volatility of peer companies for a period consistent with the expected term. The fair value of common stock is based on the grant-date closing price of the Company’s common stock.
Stock Options under the Equity Plan
At December 31, 2021, outstanding Time-Vesting Options had vested with respect to 1,326,620 underlying shares and had an intrinsic value of $0.1 million, and no Performance-Vesting Options had vested. The total fair value of the stock options that vested during the year ended December 31, 2021 is $3.3 million.
At December 31, 2020, outstanding Time-Vesting Options had vested with respect to 923,038 underlying shares and had an intrinsic value of $1.9 million, and no Performance-Vesting Options had vested. The total fair value of the stock options that vested during the year ended December 31, 2020 is $3.2 million.
At December 31, 2019, outstanding Time-Vesting Options had vested with respect to 536,163 underlying shares and had an intrinsic value of $0.8 million, and no Performance-Vesting Options had vested. The total fair value of the stock options that vested during the year ended December 31, 2019 is $3.8 million.
The following inputs and assumptions were used to value the stock options under the Equity Plan as of the grant dates for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	NA	NA	NA
Expected term	5 Years	5 Years	5 Years
Risk-free interest rate	0.5%	2.1%	3.0%
Expected volatility	43.3%	42.5%	44.2%

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The following is a summary of stock option activity under the Equity Plan:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options
Options outstanding at December 31, 2020	3,755,942	$16.19
Options granted	229,194	18.32
Options exercised	—	—
Options cancelled/forfeited	(224,817)	16.14
Options outstanding at December 31, 2021	3,760,319	$16.32	6.85	$93,299
Options vested and exercisable at December 31, 2021	1,326,620	$16.10	6.48	$37,465
Options vested and expected to vest	3,760,319	$16.32	6.85	$93,299
Included in selling, general and administrative expenses is stock-based compensation expense of $4.5 million, $3.2 million, and $3.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. For Time-Vesting Options and Performance-Vesting Options outstanding and unvested as of December 31, 2021, the Company will recognize future compensation expense of approximately $3.4 million and $10.5 million, respectively, over a weighted average remaining vesting period of 2.2 years and 5.7 years, respectively. The number of outstanding Time-Vesting Options unvested as of December 31, 2021 was 561,897 at a weighted average grant date fair value per share of $7.29. The number of outstanding Performance-Vesting Options unvested as of December 31, 2021 was 1,871,802 at a weighted average grant date fair value per share of $5.63.
Stock Options under the Omnibus Incentive Plan
The following inputs and assumptions were used to value the stock options under the Omnibus Plan as of the grant dates for the years indicated:

Year Ended December 31, 2021
Dividend yield	—
Expected term	6.11 Years
Risk-free interest rate	1.30%
Expected volatility	28.79%
A summary of the Company’s stock option activity under the Omnibus Incentive Plan is as follows:

HireRight Holdings Corporation
Notes to Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options
Options outstanding at December 31, 2020	—	$—
Options granted	1,949,558	19.00
Options exercised	—	—
Options cancelled/forfeited	(60,245)	19.00
Options outstanding at December 31, 2021	1,889,313	$19.00	9.82	$—
Options vested and exercisable at December 31, 2021	—	$—	—	$—
Options vested and expected to vest	1,889,313	$19.00	9.82	$—
For options under the Omnibus Incentive Plan outstanding and unvested as of December 31, 2021, the Company will recognize future compensation expense of approximately $10.8 million over a weighted average remaining vesting period of 3.8 years.
Restricted Stock Units
Pursuant to the Omnibus Incentive Plan, the Company granted RSUs. The Company accounts for RSUs granted to employees at fair value on the date of grant, which is measured at the closing price of our common stock on the New York Stock Exchange on the date of grant, and recognized as compensation expense in the statements of operations over the requisite service period. Outstanding RSUs generally vest over a period of one or four years from the date of grant.
A summary of RSU activity under the Omnibus Incentive Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	730,718	18.97
Vested	—	—
Cancelled/forfeited	(19,983)	19.00
Unvested as of December 31, 2021	710,735	$18.97
No RSUs were issued prior to December 31, 2020. For RSUs outstanding and unvested as of December 31, 2021, the Company will recognize future compensation expense of approximately $12.8 million over a weighted average remaining vesting period of 3.7 years.
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

Participation in the ESPP is voluntary. Except as set forth under the terms of the ESPP, participation in one or more of the offerings under the ESPP shall neither limit, nor require, participation in any other offering. The ESPP

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
shall initially be implemented by a series of consecutive offering periods commencing on the first day immediately following each purchase date and ending on the next purchase date. Participants may purchase shares of the Company’s common stock on the third trading date following the date on which the Company’s quarterly report on Form 10-Q is filed for each of the (i) first fiscal quarter and (ii) third fiscal quarter. Such shares may be purchased at an amount equal to 85% (or such greater percentage as determined by the Company’s compensation committee) of the fair market value of a share on (i) the purchase date or (ii) the offering Date, whichever amount is lower; provided, that the purchase price will in no event be less than the par value of a Share. There were no employee stock purchase offerings during 2021 and accordingly no eligible employees were enrolled in the ESPP as of December 31, 2021. Offering periods under the ESPP are expected to commence in the first half of 2022.

20. Stockholders’ Equity
Prior to the Corporate Conversion, the outstanding equity interests in the Company consisted only of Class A Units of HGGH, and outstanding equity-based compensation awards consisted only of options exercisable for Class A Units of HGGH. As part of the Corporate Conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation and all of HGGH’s outstanding equity-based compensation awards were converted into options exercisable for common stock of HireRight Holdings Corporation.
Summary of Rights and Key Provisions
A summary of the rights and key provisions affecting each class of the Company’s stock as of December 31, 2021, is as follows:
The authorized capital stock of the Company consists of 1,000,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of undesignated preferred stock, par value $0.001 per share.
Common Stock
The holders of common stock are entitled to (i) dividend rights, (ii) voting rights, and (iii) liquidation rights. The dividend rights grant holders of common stock the right to receive dividends out of assets legally available at the times and in the amounts as the board of directors may determine from time to time. The voting rights grant each holder of common stock one vote per share on all matters submitted to a vote of stockholders. The liquidation rights grant holders of common stock the right to receive pro rata Company assets that are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of preferred stock then outstanding. Holders of common stock are not entitled to preemptive rights or conversion or redemption rights.
Preferred Stock
The board of directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designations, powers, preferences, privileges, and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the common stock.
21. Earnings Per Share
Basic and diluted net loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of outstanding shares during the period.
The weighted average outstanding shares may include potentially dilutive options. Diluted net loss per share applicable to stockholders includes the effects of potentially dilutive units. For the years ended December 31, 2021, 2020, and 2019 there were 6,360,367, 3,755,942, and 3,713,047 potentially dilutive awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Basic and diluted EPS for the years ended December 31, 2021 and 2020 were:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net loss	$(21,303)	$(92,077)	$(70,463)
Denominator:
Weighted average shares outstanding - basic	60,821,472	57,168,291	57,168,291
Effect of dilutive options	—	—	—
Weighted average shares outstanding - diluted	60,821,472	57,168,291	57,168,291

Net loss per share:
Basic	$(0.35)	$(1.61)	$(1.23)
Diluted	$(0.35)	$(1.61)	$(1.23)
22. Savings and Incentive Plans
Savings Plan
The Company sponsors a defined contribution plan which includes a savings plan feature provided under Section 401(k) of the Internal Revenue Code. This plan is generally available to all U.S. employees with three months of service and is funded by employee contributions and periodic discretionary contributions from the Company. Under this plan, the Company may make a matching contribution of up to 100% of each pre-tax dollar contributed by the participant on the first 4% of eligible compensation. The Company suspended employer contributions in the first quarter of 2020 and that suspension remained in effect for the balance of 2020. The Company restarted employer contributions during the first quarter of 2021. The Company’s contributions for the years ended December 31, 2021, 2020, and 2019 were $2.9 million, $1.0 million, and $2.7 million respectively.
Annual Incentive Plan
The Annual Incentive Plan is approved annually by the Compensation Committee of the Company’s board of directors. The purpose of the Annual Incentive Plan is to provide an incentive and to reward participants in the plan for achieving certain, pre-established performance targets through a cash bonus. Funding of the plan for management-level participants for the years ended December 31, 2021, and 2020 included measures of Adjusted Earnings Before Income Taxes and Depreciation and Amortization (“Adjusted EBITDA Target”). The Annual Incentive Plan also incorporates individual performance goals for both management and non-management participants. For the year ended December 31, 2021 the Company recognized $12.1 million as expense under the Annual Incentive Plan. For 2020, the Adjusted EBITDA Target was not met due to the effects of COVID-19, but the Compensation Committee authorized payments under the plan of 62.5% of the aggregate target bonuses of all participants in the plan. Accordingly, for the year ended December 31, 2020, the Company recognized expense of $8.3 million, as a discretionary incentive under the 2020 Annual Incentive Plan. The Company recognized no expense under the Annual Incentive Plan for the year ended December 31, 2019.
23. Subsequent Events
Termination of Interest Rate Swap Agreements
On February 18 and 22, 2022, the Company terminated the Interest Rate Swap Agreements prior to their stated termination dates. In connection with the termination of the Interest Rate Swap Agreements, the Company made an aggregate cash payment of approximately $18.4 million to the swap counterparties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting as described below.
(b) Material weaknesses in internal control over financial reporting
In preparing our financial statements, management of the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2020. These material weaknesses continued to exist as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:
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
These material weaknesses did not result in a material misstatement to the consolidated financial statements included herein, however, they did result in adjustments to substantially all accounts and disclosures for the year ended December 31, 2020 and prior. Additionally, these material weaknesses resulted in immaterial adjustments to goodwill, prepaid expenses, accrued expenses and other current liabilities, and selling, general and administrative expenses for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Furthermore, these material weaknesses could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
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
(c) Remediation plan for the previously identified material weaknesses
We have implemented or are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Specifically, we have undertaken the following remedial actions:
•We have hired several additional accounting and finance personnel with the appropriate level of public accounting knowledge and experience.
•We have engaged a nationally recognized public accounting firm to assist us in creating comprehensive process narratives and Company policies and procedures.
•Our Internal Audit team, along with a third-party consultant, are assisting us to evaluate our current internal control over financial reporting (ICFR) and make recommendations for findings noted. We have been enhancing our controls and documentation support as issues are identified.
•We are in the process of implementing new systems to assist us in processing transactions more efficiently and effectively, providing enhanced internal control and documentation support.
•We are working to design and implement controls related to user provisioning and maintenance to ensure access is restricted to appropriate personnel, and to enhance program change management, and computer operations.
While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of December 31, 2021.

(d) Management’s report on internal control over financial reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. A report of management’s assessment regarding internal control over financial reporting will be required to be included in our Annual Report on the Form 10-K for the year ended December 31, 2022. Additionally, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
(e) Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(f) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Stockholder Proposals for 2022 Annual Meeting

We expect to hold our 2022 annual meeting of stockholders (the “2022 Annual Meeting”), which will be our first annual meeting as a public company, on June 2, 2022. A holder of the Company’s common stock who wishes to present a proposal for inclusion in our proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8” and “Exchange Act”, respectively) must deliver the proposal to our principal executive offices (HireRight Holdings Corporation, 100 Centerview Drive, Suite 300, Nashville, TN 37214) to the attention of our Secretary no later than the close of business on April 1, 2022, and such holder must otherwise comply with the requirements of Rule 14a-8.
Our bylaws contain advance notice procedures for stockholders to make nominations of candidates for election as directors or to bring any other business before the annual meeting of stockholders, but not for inclusion in our proxy statement. For the 2022 Annual Meeting, any stockholder notice for this purpose must be delivered to the Company at our principal executive offices to the attention of our Secretary not earlier than the close of business on March 21, 2022 and not later than the close of business on April 1, 2022 and must otherwise comply with the applicable requirements in our bylaws. The bylaws are available on our investor relations website at ir.hireright.com.
In addition to satisfying the advance notice procedures in our bylaws and other requirements under the Exchange Act, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than April 15, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
3.1**	Form of Certificate of Incorporation of HireRight Holdings Corporation
3.2**	Form of Bylaws of HireRight Holdings Corporation
4.1**	Form of Registration Rights Agreement
4.2**	Form of Stockholders Agreement
10.1**	First Lien Credit Agreement, dated as of July 12, 2018, among Genuine Mid Holdings LLC, Genuine Financial Holdings LLC, the lenders party thereto and Bank of America, N.A., as administrative agent
10.2**
Second Lien Credit Agreement, dated as of July 12, 2018, among Genuine Mid Holdings LLC, Genuine Financial Holdings LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent

10.3**	Form of Director and Officer Indemnification Agreement
10.4**+	HireRight GIS Group Holdings LLC Equity Incentive Plan
10.5**+	HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.6**+	Form of Stock Option Grant Notice for Employees under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.7**+	Form of Restricted Stock Unit Grant Notice for Employees under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.8**+	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.9**+	HireRight Holdings Corporation Employee Stock Purchase Plan
10.10*+	Employment Agreement by and between Guy Abramo and HireRight Holdings Corporation, dated October 28, 2021
10.12*+	Employment Agreement by and between Thomas Spaeth and HireRight Holdings Corporation, dated October 28, 2021
10.13*+	Employment Agreement by and between Scott Collins and HireRight Holdings Corporation, dated October 28, 2021
10.14**+	HireRight Holdings Corporation U.S. Executive Severance Plan
10.15**	Form of Income Tax Receivable Agreement, by and among HireRight Holdings Corporation and the other parties named therein
14.1*	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1**	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________

*     Filed herewith.
**   Incorporated by reference to the same titled exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2021.
+     Indicates a management contract or compensatory plan or agreement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 21, 2022.

By:	/s/ Guy P. Abramo
Name:	Guy P. Abramo
Title:	Chief Executive Officer
***
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each of the directors of the registrant whose signature appears below hereby appoints Guy P. Abramo, Brian W. Copple and Thomas M. Spaeth, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report, making such changes in this report as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Guy P. Abramo	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2022
Guy P. Abramo

/s/ Thomas M. Spaeth	Chief Financial Officer (Principal Financial Officer)	March 21, 2022
Thomas M. Spaeth

/s/ Laurie Blanton	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2022
Laurie Blanton

/s/ James Carey	Director	March 21, 2022
James Carey

/s/ Mark Dzialga	Director	March 21, 2022
Mark Dzialga

/s/ Peter Fasolo	Director	March 21, 2022
Peter Fasolo

/s/ Josh Feldman	Director	March 21, 2022
Josh Feldman

/s/ James LaPlaine	Director	March 21, 2022
James LaPlaine

/s/ James Matthews	Director	March 21, 2022
James Matthews

/s/ Peter Munzig	Director	March 21, 2022
Peter Munzig

/s/ Jill Smart	Director	March 21, 2022
Jill Smart

/s/ Lisa Troe	Director	March 21, 2022
Lisa Troe