Form 10-Q
period 2022-03-31
HireRight Holdings Corp
filed 2022-05-13
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 79,392,937 shares of common stock as of May 6, 2022.

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and similar references refer: (1) following the consummation of our conversion to a Delaware corporation on October 15, 2021 in connection with our initial public offering, to HireRight Holdings Corporation, and (2) prior to the completion of such conversion, to HireRight GIS Group Holdings, LLC. See “Part I, Item 1. Financial Statements (Unaudited) - Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” in this Quarterly Report on Form 10-Q for further information.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$87,615	$111,032
Restricted cash	1,102	5,182
Accounts receivable, net of allowance for doubtful accounts of $4,583 and $4,284 at March 31, 2022 and December 31, 2021, respectively	171,999	142,473
Prepaid expenses and other current assets	14,468	18,583
Total current assets	275,184	277,270
Property and equipment, net	10,421	11,127
Right-of-use assets, net	9,759	—
Intangible assets, net	374,565	389,483
Goodwill	816,982	819,538
Other non-current assets	34,930	26,344
Total assets	$1,521,841	$1,523,762
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,510	$13,688
Accrued expenses and other current liabilities	88,381	75,294
Accrued salaries and payroll	23,041	29,280
Derivative instruments, short-term	—	16,662
Debt, current portion	8,350	8,350
Total current liabilities	129,282	143,274
Debt, long-term portion	687,304	688,683
Derivative instruments, long-term	—	11,444
Tax receivable agreement liability	210,639	210,639
Deferred taxes	14,800	14,765
Operating lease liabilities, long-term	13,633	—
Other non-current liabilities	2,422	9,240
Total liabilities	1,058,080	1,078,045
Commitments and contingent liabilities (Note 12)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,392,937 shares issued and outstanding as of March 31, 2022 and December 31, 2021	79	79
Additional paid-in capital	796,176	793,382
Accumulated deficit	(348,800)	(360,364)
Accumulated other comprehensive income	16,306	12,620
Total stockholders’ equity	463,761	445,717
Total liabilities and stockholders’ equity	$1,521,841	$1,523,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Revenues	$198,711	$149,557

Expenses
Cost of services (exclusive of depreciation and amortization below)	112,403	86,187
Selling, general and administrative	48,267	39,394
Depreciation and amortization	18,061	18,243
Total expenses	178,731	143,824
Operating income	19,980	5,733

Other expenses
Interest expense	7,557	17,949
Other expense (income), net	41	(809)
Total other expenses, net	7,598	17,140
Income (loss) before income taxes	12,382	(11,407)
Income tax expense	818	572
Net income (loss)	$11,564	$(11,979)

Net income (loss) per share:
Basic	$0.15	$(0.21)
Diluted	$0.15	$(0.21)
Weighted average shares outstanding:
Basic	79,392,937	57,168,291
Diluted	79,392,937	57,168,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$11,564	$(11,979)

Other comprehensive income (loss), net of tax
Unrealized gain on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swaps	7,981	2,573
Reclassification adjustments included in earnings (1)	(502)	4,811
Total unrealized gain	7,479	7,384
Currency translation adjustment, net of tax benefit (expense) of $(63) and $12 for the three months ended March 31, 2022 and 2021, respectively.	(3,793)	(21)
Other comprehensive income	3,686	7,363
Comprehensive income (loss)	$15,250	$(4,616)

(1)    Represents the reclassification of the effective portion of the gain on the Company's interest rate swaps into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive income related to the interest rate swap agreements terminated on February 18, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2021	79,392,937	$79	$793,382	$(360,364)	$12,620	$445,717
Net income	—	—	—	11,564	—	11,564
Stock-based compensation	—	—	2,794	—	—	2,794
Other comprehensive income	—	—	—	—	3,686	3,686
Balances at March 31, 2022	79,392,937	$79	$796,176	$(348,800)	$16,306	$463,761

	Three Months Ended March 31, 2021
	Class A Member Units
	Units	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2020	57,168,291	$590,711	$15,360	$(339,061)	$(10,123)	$256,887
Net loss	—	—	—	(11,979)	—	(11,979)
Stock-based compensation	—	—	823	—	—	823
Other comprehensive income	—	—	—	—	7,363	7,363
Balances at March 31, 2021	57,168,291	$590,711	$16,183	$(351,040)	$(2,760)	$253,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$11,564	$(11,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,061	18,243
Deferred income taxes	205	335
Amortization of debt issuance costs	821	1,035
Amortization of contract assets	1,091	882
Amortization of right-of-use assets	686	—
Amortization of unrealized gains on terminated interest rate swap agreements	(2,181)	—
Amortization of cloud-based software implementation costs	151	—
Stock-based compensation	2,794	823
Other non-cash charges, net	496	(460)
Changes in operating assets and liabilities:
Accounts receivable	(29,852)	(2,585)
Prepaid expenses and other current assets	4,115	(824)
Cloud-based software implementation costs	(8,548)	(660)
Other non-current assets	(1,411)	(1,872)
Accounts payable	(7,095)	(13,093)
Accrued expenses and other current liabilities	14,920	7,170
Accrued salaries and payroll	(6,240)	6,128
Operating lease liabilities, net	(1,068)	—
Other non-current liabilities	(524)	49
Net cash (used in) provided by operating activities	(2,015)	3,192
Cash flows from investing activities
Purchases of property and equipment	(1,867)	(1,345)
Capitalized software development	(2,662)	(1,330)
Net cash used in investing activities	(4,529)	(2,675)
Cash flows from financing activities
Repayments of debt	(2,088)	(2,088)
Payments for termination of interest rate swap agreements	(18,445)	—
Net cash used in financing activities	(20,533)	(2,088)
Net decrease in cash, cash equivalents and restricted cash	(27,077)	(1,571)
Effect of exchange rates	(420)	(270)
Cash, cash equivalents and restricted cash
Beginning of period	116,214	24,059
End of period	$88,717	$22,218
Cash paid for
Interest	$8,772	$16,908
Income taxes paid (refund)	902	(137)
Supplemental schedule of non-cash investing and financing activities
Unpaid property and equipment and capitalized software purchases	$561	$1,410
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

Corporate Conversion and Stock Split

On October 15, 2021, HGGH converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The conversion and related transactions are referred to herein as the “Corporate Conversion”. The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.

On October 18, 2021, HireRight Holdings Corporation effected a one-for-15.969236 reverse stock split (the “Stock Split”). All shares of the Company’s common stock, stock-based instruments, and per-share data included in the condensed consolidated financial statements give retroactive effect to the Stock Split.

Initial Public Offering

On November 2, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued 22,222,222 shares of its common stock. The shares began trading on the New York Stock Exchange on October 29, 2021 under the symbol “HRT”. The shares were sold at an IPO price of $19.00 per share for net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of $5.5 million. On November 30, 2021, the Company issued an additional 2,424 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares for net proceeds of an immaterial amount.

Income Tax Receivable Agreement

In connection with the Company’s IPO, the Company entered into an income tax receivable agreement (the “TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of March 31, 2022 and December 31, 2021, the Company recorded a total liability of $210.6 million in connection with the projected obligations under the TRA on its condensed consolidated balance sheets.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 21, 2022 (the “Annual Report”). The December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements have been included. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2021, included in the Annual Report. Certain reclassifications have been made to prior year presentation to conform to current year presentation.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial statements for the year ended December 31, 2021, included in the Annual Report. Except as noted in Note 2 — Recently Issued Accounting Pronouncements regarding leases, there have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the three months ended March 31, 2022.
Use of Estimates

Preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments and assumptions when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, lease accounting, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, stock-based compensation expense, useful lives assigned to long-lived assets, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments and assumptions due to risks and uncertainties.

2. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

Accounting Pronouncements Adopted in 2022

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”) to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases, with the exception of short-term leases if a policy election is made, on their balance sheets as a right-of-use (“ROU”) asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term, measured on a discounted basis, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires an entity to disclose key quantitative and qualitative information about its leasing arrangements.
The Company leases office facilities under operating lease agreements. All of the Company’s leases are operating leases. The Company adopted Topic 842 on January 1, 2022 using the modified retrospective transition approach. Under this transition provision, results for the reporting period beginning on January 1, 2022 are presented

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
under Topic 842 while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases.
The Company elected the “package of practical expedients” permitted under the transition guidance, which among other things, does not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allows carryforward of the historical lease classification for existing leases. The Company did not elect the “hindsight” practical expedient, and therefore measured the ROU asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2022.
The Company made an accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2022 for existing leases upon the adoption of Topic 842). Lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes to an index and any other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.
The Company has made an accounting policy election to account for lease and non-lease components in its contracts as single lease components. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred.
The Company uses its incremental borrowing rate which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. Judgment is applied in assessing factors such as Company specific credit risk, lease term, nature and quality of the underlying collateral, currency and economic environment in determining the incremental borrowing rate to apply to each lease.
Upon adoption, the Company recorded ROU assets and operating lease liabilities of $9.9 million and $18.9 million, respectively, related to the Company’s operating leases. The adoption of the new lease standard did not materially impact the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows for the three months ended March 31, 2022.
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”. The ASU requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The Company adopted this ASU effective January 1, 2022. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”, which delayed the effective date for this guidance until the fiscal year beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Prepaid software licenses, maintenance, and insurance	$8,774	$11,668
Other prepaid expenses and current assets	5,694	6,915
Total prepaid expenses and other current assets	$14,468	$18,583

The components of other non-current assets were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Contract implementation costs	$17,489	$17,242
Other non-current assets	17,441	9,102
Total other non-current assets	$34,930	$26,344
See Note 14 — Revenues for further discussion on contract implementation assets and related amortization included in cost of services in the Company’s condensed consolidated statements of operations.

4. Right-of-Use Assets and Lease Liabilities

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed, and if the arrangement creates enforceable rights and obligations. Under Topic 842,

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. See Note 2 — Recently Issued Accounting Pronouncements for more information on the Company’s accounting policies for leases.
The Company leases office facilities under operating lease agreements that have initial terms ranging from 1 to 12 years. Some leases include one or more options to extend the term of the lease, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases give the Company, the lessor, or both parties the right to terminate. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise the option. Options to terminate a lease are excluded from the lease term when it is reasonably certain that the Company will not exercise the option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.
The Company’s operating leases were as follows:

March 31, 2022
(in thousands)
Right-of-use assets, net	$9,759

Current operating lease liabilities (1)	$4,936
Operating lease liabilities, long-term	13,633
Total operating lease liabilities	$18,569
(1) Current lease liabilities are recorded in other current liabilities on the Company’s condensed consolidated balance sheets.
The components of lease cost are recorded in selling, general, and administrative expenses for the three months ended March 31, 2022 and were as follows:

Three Months Ended March 31, 2022
(in thousands)
Operating lease cost	$899
Short-term lease cost	168
Variable lease cost	12
Total lease cost	$1,079
Operating lease cost is recognized on a straight-line basis over the lease term.
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2022
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$1,301
ROU assets obtained in exchange for operating lease liabilities	$10,445
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were as follows:

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2022
Weighted-average remaining lease term	4.6 years
Weighted-average discount rate	4.6%
Maturities of the Company’s operating lease liabilities were as follows:

March 31, 2022
(in thousands)
2022 (excluding the three months ended March 31, 2022)	$4,226
2023	5,719
2024	3,618
2025	2,360
2026	1,413
Thereafter	3,392
Total lease payments	20,728
Less amount representing interest	(2,159)
Total present value of lease liabilities	$18,569
Future minimum lease payments for operating leases under ASC 840, the predecessor to Topic 842, were as follows:

December 31, 2021
(in thousands)
2022	$6,757
2023	6,782
2024	4,030
2025	2,934
2026	2,190
Thereafter	4,117
Total	$26,810
Cease-use Liabilities
The Company periodically identifies opportunities for cost savings through office consolidations or by exit from certain underutilized facilities. Cease-use costs represent lease obligation charges and executory costs for exited facilities. The Company accounts for cease-use costs pursuant to guidance under ASC 420, Costs Related to Exit or Disposal Activities. Charges related to these cease-use costs are estimated based on the discounted future cash flows of rent expense and executory costs that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income, which is calculated based on certain sublease assumptions. Cease-use costs were $0.2 million during the three months ended March 31, 2022 and are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. No cease-use costs were incurred during the three months ended March 31, 2021.

As a result of the exit from certain facilities, the Company recorded a cease-use liability. The cease-use liability of $9.0 million was reclassified and treated as a reduction to the beginning ROU asset value recorded upon adoption of ASC 842, Leases, on January 1, 2022.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cease-use costs are included in other non-current liabilities and accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2022. The following table summarizes the activity for the liability for cease-use costs recognized for the periods presented:

Cease-use Liability
(in thousands)
Balance at December 31, 2021	$11,588
Cease-use costs	160
Reclassified as a reduction to the beginning ROU asset value	(9,001)
Accretion of liability	(52)
Payments	(368)
Foreign currency translation	(57)
Balance at March 31, 2022	$2,270

5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued data costs	$46,834	$34,632
Accrued contract labor	7,486	6,722
Litigation settlements (Note 13)	916	3,310
Other (1)	33,145	30,630
Total accrued expenses and other current liabilities	$88,381	$75,294
________________
(1)During the three months ended March 31, 2022, the Company paid $3.9 million, which was previously held in escrow as of December 31, 2021, as unsecured creditors’ funds pursuant to plans of liquidation and restructurings of predecessor entities.

6. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Wages, benefits and taxes	$17,140	$12,017
Accrued bonus	5,901	17,263
Total accrued salaries and payroll	$23,041	$29,280

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Debt

The components of debt were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
First Lien Term Loan Facility	$705,775	$707,863
Revolving Credit Facility	—	—
Total debt	705,775	707,863
Less: Original issue discount	(1,863)	(1,993)
Less: Unamortized debt issuance costs	(8,258)	(8,837)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$687,304	$688,683

On July 12, 2018, the Company entered into the following credit arrangements:
•a first lien senior secured term loan facility, in an aggregate principal amount of $835.0 million, maturing on July 12, 2025 (the “First Lien Term Loan Facility”);
•a first lien senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million, including a $40.0 million letter of credit sub-facility, maturing on July 12, 2023 (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”).

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

The Company is required to make prepayments on the First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the outstanding First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three months ended March 31, 2022 and 2021, the Company was not required to make a prepayment under the First Lien Term Loan Facility based on the Company’s excess cash flow.

The First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for LIBOR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of March 31, 2022, the First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Revolving Credit Facility accrued interest at one-month LIBOR plus 2.50% based upon the current pricing grid.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s obligations under the First Lien Facilities are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries, as defined in the agreement, and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is owned by any credit party.

As of March 31, 2022, the Company had $98.7 million in available borrowing under the Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.50% on unutilized commitments under the Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of March 31, 2022 and December 31, 2021, the quarterly fee on unutilized commitments under the Revolving Credit Facility was 0.38% and 0.50%, respectively.

Debt Covenants

The First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the First Lien Facilities for the three months ended March 31, 2022.

The Company is also subject to a springing financial maintenance covenant under the Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of March 31, 2022 and December 31, 2021, as outstanding loans and letters of credit under the Revolving Credit Facility did not exceed 35% of the total commitments under the facility.

Other

Amortization of debt discount and debt issuance costs related to the First Lien Term Loan Facility are included in interest expense and were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Debt discount amortization	$130	$142
Debt issuance costs amortization	578	646
Total debt discount and issuance cost amortization	$708	$788

In addition, interest expense includes the amortization of debt issuance costs for the Revolving Credit Facility of $0.1 million for the three months ended March 31, 2022 and 2021. Unamortized debt issuance costs for the Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets. Interest expense for the three months ended March 31, 2021 includes $4.1 million related to a second lien senior secured term loan facility which was repaid on November 3, 2021 using proceeds of the IPO.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The weighted average interest rate on outstanding borrowings as of March 31, 2022 and December 31, 2021 was 3.9% and 4.5%, respectively.

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

The Company’s derivative instruments, all of which the Company terminated during the quarter ended March 31, 2022, consisted of interest rate swap contracts which were Level 2 of the fair value hierarchy and reported in the condensed consolidated balance sheet as of December 31, 2021 as derivative liabilities current and derivative liabilities long-term. See Note 9 — Derivative Instruments for more information.

The fair value of the Company’s First Lien Term Loan Facility is calculated based upon market price quotes obtained for the Company’s debt agreements (Level 2 fair value inputs). The fair value of the Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to the Company. The estimated fair values were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
First Lien Term Loan Facility	$703,912	$696,873	$705,870	$704,550
Revolving Credit Facility	—	—	—	—
Total	$703,912	$696,873	$705,870	$704,550

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Derivative Instruments

The Company entered into interest rate swap agreements with a total notional amount of $700 million with an effective date of December 31, 2018 (“Interest Rate Swap Agreements”). The Interest Rate Swap Agreements were designed to provide predictability against changes in the interest rates on the Company’s debt, as the Interest Rate Swap Agreements converted a portion of the variable interest rate on the Company’s debt to a fixed rate. The Interest Rate Swap Agreements were originally scheduled to expire on December 31, 2023.
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreements as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms during the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, the effective portion of the Interest Rate Swap Agreements was included on the condensed consolidated balance sheet in accumulated other comprehensive income.
For derivative instruments that qualify for hedge accounting treatment, the fair value is recognized on the Company’s condensed consolidated balance sheets as derivative assets or liabilities with offsetting changes in fair value, to the extent effective, recognized in accumulated other comprehensive income until reclassified into earnings when the related transaction occurs. The portion of a cash flow hedge that does not offset the change in the fair value of the transaction being hedged, which is commonly referred to as the ineffective portion, is immediately recognized in earnings. Prior to termination discussed below, the Interest Rate Swap Agreements were determined to be effective hedging agreements.
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income will be reclassified to earnings as reductions to interest expense through December 31, 2023. From the date of termination through March 31, 2022, $2.2 million has been reclassified to earnings as a reduction to interest expense, which is included in the table below.
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$1,679	$4,811
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements	(2,181)	—
Total reclassification adjustments included in earnings	$(502)	$4,811

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the Interest Rate Swap Agreements was as follows:

	December 31, 2021
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative instruments, current	$—	$16,662	$—	$16,662
Derivative instruments, long-term	—	11,444	—	11,444
Total liabilities measured at fair value	$—	$28,106	$—	$28,106

There were no amounts excluded from the measurement of hedge effectiveness at February 18, 2022, the date of termination, and December 31, 2021. See Note 10 — Accumulated Other Comprehensive Income (Loss) for further information.

The results of derivative activities are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists primarily of unrealized changes in fair value of derivative instruments that qualified for hedge accounting prior to termination and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of March 31, 2022 and December 31, 2021 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2021	$11,823	$797	$12,620
Other comprehensive income (loss)	7,479	(3,793)	3,686
Balance at March 31, 2022	$19,302	$(2,996)	$16,306

The Company terminated the Interest Rate Swap Agreements effective February 18, 2022. As of March 31, 2022, $13.0 million of the remaining accumulated other comprehensive income related to hedge accounting is expected to be reclassified into earnings over the next 12 months.

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percent)
Revenues
United States	$183,377	92.3%	$138,873	92.9%
International	15,334	7.7%	10,684	7.1%
Total revenues	$198,711	100.0%	$149,557	100.0%

The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	March 31, 2022	December 31, 2021
	(in thousands)
Long-lived assets:
United States	$12,619	$7,154
International	7,561	3,973
Total long-lived assets	$20,180	$11,127

12. Commitments and Contingent Liabilities

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company also entered into indemnification agreements prior to the Company’s IPO with the members of its board of directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual.
As of December 31, 2021, the Company included $1.4 million in accrued expenses and other current liabilities in the condensed consolidated balance sheets as a result of the Company agreeing to indemnify a customer from a negligent hiring claim. While the Company did not believe it had legal responsibility, the Company chose to indemnify the customer against the negligent hiring claim in the interests of customer relations and to limit risk. On January 11, 2022, the Company paid the $1.4 million to the customer. The Company is not aware of any other pending demands to provide indemnity or defense under such agreements that would reasonably be expected to have a material adverse effect on its condensed consolidated financial statements.
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
On November 6, 2020 the Company reached a settlement related to 24 lawsuits that had been filed in 2009 and 2010 against HireRight Solutions, Inc. (“Old HireRight”), which is the predecessor to the Company’s subsidiary HireRight LLC, by approximately 1,400 individuals alleging violation of the California Investigative Consumer Reporting Agencies Act by Old HireRight and one of its customers (the “Customer”) related to background reports that Old HireRight prepared for the Customer about those individuals.
Based upon the foregoing, the Company accrued $12.1 million pursuant to the settlement agreement and potential separate individual settlements with plaintiffs who did not subscribe to the settlement agreement. On November 15, 2021, the Company paid $11.2 million of the legal settlement accrual, and on March 31, 2022, paid

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
the remaining balance of $0.3 million related to the settlement agreement. No amounts are accrued at March 31, 2022.
While Old HireRight’s insurer has denied coverage, the Company believes it has valid claims against the carrier and intends to pursue them. Any insurance recovery would defray the cost of the settlement to HireRight LLC, but at this time the Company is not able to assess the likelihood or amount of any potential insurance recovery.
14. Revenues

Revenues consist of service revenue and surcharge revenue. Service revenue consists of fees charged to customers for services provided by the Company. Surcharge revenue consists of fees charged to customers for obtaining data from federal, state and local jurisdictions, and certain commercial data providers required to fulfill the Company’s performance obligations. These fees are generally charged to the Company’s customers at cost. Revenue is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer.

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues
Service revenues	$141,503	$111,568
Surcharge revenues	57,208	37,989
Total revenues	$198,711	$149,557

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs and the related amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations, respectively. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
15. Income Taxes

Income tax expense and effective tax rates were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$12,382	$(11,407)
Income tax expense	818	572
Effective tax rate	6.6%	5.0%

In general, with certain exceptions ASC 740-270, Income Taxes, requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period. For the three months ended March 31, 2022, the Company has net income before income taxes and used an estimated annual effective tax rate to compute the income tax provision. However, due to operating losses for the three months ended March 31, 2021, the Company determined that it was unable to reliably estimate its annual effective tax rate. As such, for the three months ended March 31, 2021, the Company used a discrete-period effective tax rate, which reflected the actual tax attributable to year-to-date earnings and losses for the period.

Income tax expense for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.6 million, respectively. The rate for the three months ended March 31, 2022 differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The rate for the three months ended March 31, 2021 differs from the Federal statutory rate of 21% primarily due to valuation allowances and state taxes. The effective tax rate for the three months ended March 31, 2022 was 6.6% compared to 5.0% for the three months ended March 31, 2021. The change in the effective tax rate was primarily driven by higher state tax expense due to the increase in pre-tax income.

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any. The timing and amount of future earnings are uncertain. Because of the Company’s lack of U.S. earnings history, the Company’s net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill.

16. Stock-Based Compensation
Equity Incentive Plans
On October 22, 2018, the Company implemented the HireRight GIS Group Holdings LLC Equity Incentive Plan (the “Equity Plan”) providing for the issuance of up to 4,573,463 of its Class A Units (“Units”) pursuant to awards made under the Equity Plan to members of the board of managers, officers and employees as determined by the Company’s compensation committee. Following the adoption of the Omnibus Incentive Plan (as defined below), the Company did not grant further awards under the Equity Plan. However, any outstanding awards granted under the Equity Plan remain subject to the Equity Plan and applicable award agreement. In connection with the Corporate Conversion, each option to purchase units of HireRight GIS Group Holdings LLC was converted into an option to purchase shares of common stock of HireRight Holdings Corporation.
On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on October 28, 2021. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU”), other stock-based awards, other cash-based awards or any

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
combination of the foregoing to eligible employees, consultants, directors, and officers. At March 31, 2022, 6,801,842 shares were available for issuance under the Omnibus Incentive Plan.
Equity Plan Awards (Pre-IPO)
The stock option awards issued prior to the Company’s IPO pursuant to the Equity Plan vest based either upon continued service (“Time-Vesting Options”), or upon attainment of specified levels of cash-on-cash return to the Company’s pre-IPO investors as a multiple of invested capital (“MOIC”) on their investments in the Company (“Performance-Vesting Options”). On March 19, 2022, the compensation committee of the Company’s Board of Directors approved a modification of outstanding Performance-Vesting Options to vest based solely on continued service rather than MOIC attainment. Under the modified vesting terms, the Performance-Vesting Options would vest quarterly starting March 31, 2022 and ending December 31, 2024.
Included in selling, general and administrative expenses and cost of services (exclusive of depreciation and amortization) is stock-based compensation expense of $2.6 million and $0.2 million, respectively, for the three months ended March 31, 2022. Included in selling, general and administrative expenses is stock-based compensation expense of $0.8 million for the three months ended March 31, 2021.
Stock Options under the Equity Plan
For Time-Vesting Options and Performance-Vesting Options outstanding and unvested as of March 31, 2022, the Company will recognize future compensation expense of $8.0 million over a weighted average remaining vesting period of 2.52 years.
Stock Options under the Omnibus Incentive Plan
The Company granted 1,001,650 options during the three months ended March 31, 2022 under the Omnibus Incentive Plan, with a weighted-average grant date fair value of $5.08 calculated using the Black-Scholes option valuation model. For options under the Omnibus Incentive Plan outstanding and unvested as of March 31, 2022, the Company will recognize future compensation expense of $14.9 million over a weighted average remaining vesting period of 3.21 years.
Restricted Stock Units
The Company granted 719,972 RSUs with a weighted-average grant date fair value of $15.52 per share during the three months ended March 31, 2022 under the Omnibus Incentive Plan. For RSUs outstanding and unvested as of March 31, 2022, the Company will recognize future compensation expense of $22.7 million over a weighted average remaining vesting period of 3.04 years.
17. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of outstanding shares during the period.

The weighted average outstanding shares may include potentially dilutive options. Diluted net income (loss) per share includes the effects of potentially dilutive awards. For the three months ended March 31, 2022, and 2021 there were 8,039,980, and 3,876,951 potentially dilutive awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted EPS for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$11,564	$(11,979)
Denominator:
Weighted average shares outstanding - basic	79,392,937	57,168,291
Effect of dilutive options	—	—
Weighted average shares outstanding - diluted	79,392,937	57,168,291

Net income (loss) per share:
Basic	$0.15	$(0.21)
Diluted	$0.15	$(0.21)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations together with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2022 (the “Annual Report”). The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described immediately below under “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements within the meaning of the federal securities laws. You can often identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, or by their use of words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “seek,” “could,” “targets,” “potential,” “may,” “will,” “should,” “can have,” “likely,” “continue,” and other terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, profitability, net income (loss), adjusted EBITDA, earnings per share, and cash flow; strategic objectives; investments in our business, including development of our technology and introduction of new offerings; sales growth and customer relationships; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; future operational performance; pending or threatened claims or regulatory proceedings; and factors that could affect these and other aspects of our business.

Forward-looking statements are not guarantees. They reflect our current expectations and projections with respect to future events and are based on assumptions and estimates and subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

Factors that could affect the outcome of the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID‐19 pandemic on our business, our personnel and vendors, and the overall economy; our ability to maintain our professional reputation and brand name; our vulnerability to adverse economic conditions; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K filed with the SEC on March 21, 2022, in particular the sections of that document entitled "Risk Factors," "Forward-Looking Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Factors Affecting Our Results of Operations

Economic Conditions
Our business is impacted by the overall economic environment and total employment and hiring. The rapidly changing dynamics of the global workforce are creating increased complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. We have recently benefited from key demand drivers, which increase the need for more flexible, comprehensive screening and hiring solutions in the current environment. Our customers are a diverse set of organizations, from large-scale multinational businesses to small and medium businesses across a broad range of industries, including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience.

Multiple shifts in social norms and labor force dynamics are currently underway, including increasingly mobile and globalized workforces and growing demand for remote working arrangements. The growth of the gig economy has been a major force driving increasing contributions from temporary, flexible and on-demand labor. Employment dynamics in the gig economy result in high rates of workforce churn and a distinctive, loosely associated labor force which generates new and increased demands for background screening and compliance services.

Background screening is also gaining broader adoption outside the U.S. Our international orders are growing, and we expect the trend to continue as we expand with our large multinational customer base. We are seeing growth in international markets driven by both large multinational companies as well as large local companies in Europe, Asia Pacific, India and Latin America.

Recent Developments

Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements, as defined below, prior to their stated termination dates. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. See “Liquidity and Capital Resources — Interest Rate Swaps” for additional information.

Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 29% of revenues for both the three months ended March 31, 2022 and 2021 were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 3% and 4% of revenue during the three months ended March 31, 2022 and 2021, respectively. Technology, healthcare, and financial services customers represent the largest contributors to revenue. Revenues for the three months ended March 31, 2022, from these customers increased 39% over the prior year period.
Expenses
Cost of services (excluding depreciation and amortization) consists of data acquisition costs, medical laboratory and collection fees, direct labor from operations, customer service and customer onboarding costs, as well as other direct costs incurred to fulfill our services. Approximately 80% of cost of services is variable in nature.
Selling, general and administrative expenses consist of personnel-related costs for sales, technology, administrative and corporate management employees in addition to costs for third-party technology, professional and consulting services, advertising and facilities expenses. Selling, general and administrative expenses also include amortization of capitalized implementation costs for cloud-based software.
Depreciation and amortization expenses consist of depreciation of property and equipment, as well as amortization of purchased and developed software and other intangible assets, principally resulting from the acquisition of GIS in 2018.
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, gains and losses on asset disposal, and foreign exchange gains and losses. The majority of our receivables and payables are denominated in U.S. dollars, however, we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including among others, the British pound, the Australian dollar, the Canadian dollar, the Euro, the Polish zloty, the Singapore dollar, the Mexican peso, Japanese yen, and the Indian rupee. Therefore, increases or decreases in the value of the U.S. dollar against other currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenue in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not deemed material to our financial performance.
Income tax expense consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2022 and 2021

The following table presents operating results for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021
	(in thousands)	(% of revenues)	(in thousands)	(% of revenues)
Revenues	$198,711	100.0%	$149,557	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	112,403	56.6%	86,187	57.6%
Selling, general and administrative	48,267	24.3%	39,394	26.3%
Depreciation and amortization	18,061	9.1%	18,243	12.2%
Total expenses	178,731	89.9%	143,824	96.2%
Operating income	19,980	10.1%	5,733	3.8%

Other expenses
Interest expense	7,557	3.8%	17,949	12.0%
Other expense (income), net	41	—%	(809)	(0.5)%
Total other expenses, net	7,598	3.8%	17,140	11.5%
Income (loss) before income taxes	12,382	6.2%	(11,407)	(7.6)%
Income tax expense	818	0.4%	572	0.4%
Net income (loss)	$11,564	5.8%	$(11,979)	(8.0)%

Revenues
Total revenues increased $49.2 million, or 32.9%, to $198.7 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by higher order volume and higher average order values associated with existing customers and increasing sales to new customers. Revenues from international and United States regions increased by $4.7 million, or 43.5%, and by $44.5 million, or 32.0%, respectively, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Cost of Services (exclusive of depreciation and amortization below)
Cost of services increased $26.2 million, or 30.4%, to $112.4 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher volumes. Cost of services as a percent of revenue decreased to 56.6% for the three months ended March 31, 2022, compared to 57.6% for the three months ended March 31, 2021.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $8.9 million, or 22.5%, to $48.3 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. SG&A as a percent of revenue for the three months ended March 31, 2022 declined to 24.3% from 26.3% for the three months ended March 31, 2021. The increase in SG&A is primarily due to increases in personnel costs of $6.8 million, and increased public company costs of $3.0 million. Increased public company costs included audit, accounting and legal fees as well as insurance premiums. Of the $6.8 million increase in personnel costs, $1.8 million was related to stock-based compensation and $2.3 million was related to increased incentive compensation and fringe benefit programs. These increases were partially offset by decreases in facility expenses.
Interest Expense
Interest expense decreased $10.4 million, or 57.9%, to $7.6 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily due to lower outstanding debt balances, due to reduction in outstanding indebtedness under our credit facilities as a result of voluntary principal prepayments using IPO proceeds during the fourth quarter of 2021 and scheduled principal repayments. Additionally, there was a $2.2 million reclassification of unrealized gains related to the terminated Interest Rate Swap Agreements which reduced interest expense during the three months ended March 31, 2022.
Income Tax Expense
Income tax expense increased $0.2 million, or 43.0%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022, was 6.6% compared to 5.0% for the three months ended March 31, 2021. The change in the effective tax rate was primarily driven by higher state tax expense due to the increase in pre-tax income. The effective tax rate for the three months ended March 31, 2022, differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the three months ended March 31, 2021, differs from the Federal statutory rate of 21% primarily due to valuation allowances and state taxes.
Non-GAAP Financial Measures

We believe that the presentation of our non-GAAP financial measures provides information useful to investors in assessing our financial condition and results of operations. These measures should not be considered an alternative to net income (loss) or any other measure of financial performance or liquidity presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP measures. Additionally, because they may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Adjusted EBITDA

Adjusted EBITDA represents, as applicable for the period, net income (loss) before provision for income taxes, interest expense and depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud-based software implementation costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA is a supplemental financial measure that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
•Operating performance as compared to other publicly traded companies without regard to capital structure or historical cost basis;
•Ability to generate cash flow;
•Ability to incur and service debt and fund capital expenditures; and
•The viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

The following table reconciles our non-GAAP financial measure of Adjusted EBITDA to net income (loss), our most directly comparable financial measures calculated and presented in accordance with GAAP, for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$11,564	$(11,979)
Income tax expense	818	572
Interest expense	7,557	17,949
Depreciation and amortization	18,061	18,243
EBITDA	38,000	24,785
Stock-based compensation	2,794	823
Realized and unrealized loss on foreign exchange	(79)	(809)
Merger integration expenses (1)	205	812
Amortization of cloud-based software implementation costs (2)	151	—
Other items (3)	655	1,246
Adjusted EBITDA	$41,726	$26,857

(1)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(2)Amortization of cloud-based software implementation costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud-based IT systems. This expense is not included in depreciation and amortization above.
(3)Other items include (i) costs of $0.9 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system during the three months ended March 31, 2022 and (ii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the three months ended March 31, 2022, partially offset by a reduction in previously accrued legal settlement expense of $0.6 million due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business. Other items for the three months ended March 31, 2021 are related to the preparation of the Company’s initial public offering during 2021.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud-based software implementation costs, legal settlement costs deemed by management to be outside the normal course of business, and other items, to which we apply an adjusted effective tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.

The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income (loss)	$11,564	$(11,979)
Income tax expense	818	572
Income (loss) before income taxes	12,382	(11,407)
Amortization of acquired intangible assets	15,505	15,647
Interest expense swap adjustments (1)	(2,181)	—
Interest expense discounts (2)	821	1,035
Stock-based compensation	2,794	823
Realized and unrealized loss on foreign exchange	(79)	(809)
Merger integration expenses (3)	205	812
Amortization of cloud-based software implementation costs (4)	151	—
Other items (5)	655	1,246
Adjusted income before income taxes	30,253	7,347
Adjusted income taxes (6)	439	301
Adjusted Net Income	$29,814	$7,046

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2022	2021

Diluted net income (loss) per share	$0.15	$(0.21)
Income tax expense	0.01	0.01
Amortization of acquired intangible assets	0.19	0.28
Interest expense swap adjustments (1)	(0.03)	—
Interest expense discounts (2)	0.01	0.02
Stock-based compensation	0.04	0.01
Realized and unrealized loss on foreign exchange	—	(0.01)
Merger integration expenses (3)	—	0.01
Amortization of cloud-based software implementation costs (4)	—	—
Other items (5)	0.01	0.02
Adjusted income taxes (6)	(0.01)	(0.01)
Adjusted Diluted Earnings Per Share	$0.37	$0.12

Weighted average number of shares outstanding - diluted	79,392,937	57,168,291

(1)Interest expense swap adjustments consist of amortization of unrealized gains on the terminated Interest Rate Swap Agreements, which will be recognized through December 2023.
(2)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.

(3)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(4)Amortization of cloud-based software implementation costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud-based IT systems. This expense is not included in depreciation and amortization above.
(5)Other items include (i) costs of $0.9 million associated with the implementation of a company-wide ERP system during the three months ended March 31, 2022 and (ii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the three months ended March 31, 2022, partially offset by a reduction in previously accrued legal settlement expense of $0.6 million due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business. Other items for the three months ended March 31, 2021 are related to the preparation of the Company’s initial public offering during 2021.

(6)An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate and the provision for deferred income taxes to the pre-tax adjustments, which was used to compute Adjusted Net Income for the periods presented.

Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (the “TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs, for which the Company recognized an estimated total liability of $210.6 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs.
Unrestricted cash and cash equivalents as of March 31, 2022 was $87.6 million. As of March 31, 2022, cash held in foreign jurisdictions was approximately $13.4 million and is primarily related to international operations.
Restricted cash as of March 31, 2022 consists of $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018.
The Company did not have an outstanding balance under the Revolving Credit Facility and $98.7 million of availability remained as of March 31, 2022.
As of March 31, 2022, the Company had purchase obligations of approximately $60.1 million with various parties, of which approximately $50.7 million is expected to be paid within one year. Our obligations as of March 31, 2022, have increased from $21.7 million as of December 31, 2021, due to the extension of a service agreement with one of the Company’s current vendors. These purchase commitments are associated with agreements that are enforceable and legally binding. They are primarily commitments to purchase data and other screening services in the ordinary course of business with varying expiration terms through 2023.
In addition to our regular investment in capital expenditures, we plan to invest approximately $45 to $50 million in a capital expenditure program through the end of fiscal year 2024 to continue to enhance our operating systems and technologies to improve operational efficiency. We expect that cash flow from operations and current cash balances, together with available borrowings under the Revolving Credit Facility, will be sufficient to meet operating requirements as well as the obligations under the TRA through the next twelve months. Although we believe we have adequate sources of liquidity over the long term, cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, market and or competitive pressures, unanticipated liabilities, or other significant changes in business environment. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.
Debt
The Company currently has two long-term debt arrangements as described below. Total principal outstanding on our debt was $705.8 million as of March 31, 2022 and $707.9 million as of December 31, 2021. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is directly owned by any credit party. The First Lien Credit Agreement includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was in compliance with the covenants under the First Lien Term Credit Agreement for the three months ended March 31, 2022.
At March 31, 2022, we had the following long-term debt arrangements:
•a first lien senior secured term loan facility, bearing interest payable monthly at a London Interbank Offered Rate (“LIBOR”) variable rate (0.21% at March 31, 2022) + 3.75%, maturing on July 12, 2025 (the “First Lien Term Loan Facility”).
•a first lien senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a LIBOR variable rate (0.21% at March 31, 2022) + 3.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on July 12, 2023 (the “Revolving Credit Facility”). As of March 31, 2022, the Revolving Credit Facility accrued interest at one-month LIBOR plus 2.5% based on the current leverage-based pricing grid. The Company had $98.7 million in available borrowing capacity under the Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of March 31, 2022.
Cash Flow Analysis
Comparison of Cash Flows for the three months ended March 31, 2022 versus the three months ended March 31, 2021.
The following table sets forth a summary of our condensed consolidated cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,015)	$3,192
Net cash used in investing activities	(4,529)	(2,675)
Net cash used in financing activities	(20,533)	(2,088)
Net decrease in cash, cash equivalents and restricted cash	$(27,077)	$(1,571)
Operating Activities
Cash (used in) provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities was $2.0 million for the three months ended March 31, 2022 compared to cash provided of $3.2 million for the three months ended March 31, 2021. The decrease in cash flows provided by operating activities was due primarily to higher use of cash for working capital as well as our expenditures related to our platform modernization and automation efforts, partly offset by net income for the current quarter compared to a net loss for the prior year period.
Investing Activities
Cash used in investing activities was approximately $4.5 million during the three months ended March 31, 2022, compared to approximately $2.7 million during the three months ended March 31, 2021. The increase in cash used in investing activities was due primarily to increases in purchases of property and equipment and capitalized software development costs compared to the prior period.
Financing Activities
Cash used in financing activities was approximately $20.5 million for the three months ended March 31, 2022 compared to cash used in financing activities of approximately $2.1 million during the three months ended March 31, 2021. The increase in cash used in financing activities was due primarily to the $18.4 million payment related to the termination of the Interest Rate Swap Agreements, as defined below; net repayments on our debt facilities was $2.1 million in the three months ended March 31, 2022 and in the three months ended March 31, 2021.
Interest Rate Swaps
The Company had entered into interest rate swap agreements with a total notional amount of $700.0 million with an effective date of December 31, 2018 (the “Interest Rate Swap Agreements”). The Interest Rate Swap Agreements were designed to provide predictability against changes in the interest rates on the Company’s debt, as the Interest Rate Swap Agreements converted a portion of the variable interest rate on the Company’s debt to a fixed rate. The Interest Rate Swap Agreements were originally scheduled to expire on December 31, 2023.
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms during the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, the effective portion of the Interest Rate Swap Agreements was included on the condensed consolidated balance sheets in accumulated other comprehensive income.
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income will be reclassified to earnings as reductions to interest expense through December 31, 2023.
Off-Balance Sheet Arrangements
As of March 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of our financing activities used to fund business operations. Primary exposures include movements in LIBOR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
As of March 31, 2022, the outstanding principal balance of $705.8 million on the First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.1 million.
The last publication date of LIBOR rates against various currencies by the Financial Conduct Authority in the United Kingdom was December 31, 2021, with the publication of certain United States dollar rates being phased out after June 30, 2023. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Exchange Risk
The majority of our revenue is denominated in U.S. dollars; however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including primarily in the Euro, British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican Peso, Japanese yen, and the Indian rupee, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our statements of operations and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and generate revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. However, recent growth in inflation may increase our operating costs. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting as described below.
(b) Material weaknesses in internal control over financial reporting
In preparing our financial statements, management of the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2020. These material weaknesses continued to exist as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:
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
•Our Internal Audit team, along with a third-party consultant, are assisting us to evaluate our current internal control over financial reporting (“ICFR”) and make recommendations for findings noted. We have been enhancing our controls and documentation support as issues are identified.
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
While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of March 31, 2022.
(d) Changes in Internal Control over Financial Reporting
In the quarter ended March 31, 2022, we completed our implementation of a company-wide enterprise resource planning (“ERP”) system. In connection with this ERP implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Additionally, we have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as result of the adoption of Accounting Standard Codification (“ASC”) Leases (Topic 842) on January 1, 2022.
There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2022, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See “Part I, Item 1. Financial Statements (unaudited) - Note 13 — Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information on legal proceedings.
Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to MOIC Options by and between Guy Abramo and HireRight Holdings Corporation, dated March 19, 2022
10.2	Amendment to MOIC Options by and between Thomas Spaeth and HireRight Holdings Corporation, dated March 19, 2022
10.3	Amendment to MOIC Options by and between Scott Collins and HireRight Holdings Corporation, dated March 19, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HireRight Holdings Corporation
Date: May 12, 2022

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2022

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)