Form 10-Q
period 2022-06-30
HireRight Holdings Corp
filed 2022-08-05
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The registrant had outstanding 79,432,321 shares of common stock as of July 28, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$118,440	$111,032
Restricted cash	1,101	5,182
Accounts receivable, net of allowance for doubtful accounts of $5,277 and $4,284 at June 30, 2022 and December 31, 2021, respectively	176,371	142,473
Prepaid expenses and other current assets	16,660	18,583
Total current assets	312,572	277,270
Property and equipment, net	10,399	11,127
Right-of-use assets, net	9,794	—
Intangible assets, net	358,913	389,483
Goodwill	810,040	819,538
Cloud computing software, net	24,142	8,133
Other non-current assets	18,829	18,211
Total assets	$1,544,689	$1,523,762
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,117	$13,688
Accrued expenses and other current liabilities	97,519	75,294
Accrued salaries and payroll	27,476	29,280
Derivative instruments, short-term	—	16,662
Debt, current portion	8,350	8,350
Total current liabilities	140,462	143,274
Debt, long-term portion	685,931	688,683
Derivative instruments, long-term	—	11,444
Tax receivable agreement liability	210,639	210,639
Deferred taxes	14,415	14,765
Operating lease liabilities, long-term	12,572	—
Other non-current liabilities	2,197	9,240
Total liabilities	1,066,216	1,078,045
Commitments and contingent liabilities (Note 12)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,432,321 and 79,392,937 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	79	79
Additional paid-in capital	800,566	793,382
Accumulated deficit	(324,354)	(360,364)
Accumulated other comprehensive income	2,182	12,620
Total stockholders’ equity	478,473	445,717
Total liabilities and stockholders’ equity	$1,544,689	$1,523,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Revenues	$222,292	$176,984	$421,003	$326,541

Expenses
Cost of services (exclusive of depreciation and amortization below)	119,990	98,317	232,393	184,504
Selling, general and administrative	54,387	43,215	102,654	82,609
Depreciation and amortization	18,049	18,239	36,110	36,482
Total expenses	192,426	159,771	371,157	303,595
Operating income	29,866	17,213	49,846	22,946

Other expenses
Interest expense	4,957	18,207	12,514	36,156
Other expense, net	33	912	74	103
Total other expenses, net	4,990	19,119	12,588	36,259
Income (loss) before income taxes	24,876	(1,906)	37,258	(13,313)
Income tax expense	430	1,733	1,248	2,305
Net income (loss)	$24,446	$(3,639)	$36,010	$(15,618)

Net income (loss) per share:
Basic	$0.31	$(0.06)	$0.45	$(0.27)
Diluted	$0.31	$(0.06)	$0.45	$(0.27)
Weighted average shares outstanding:
Basic	79,405,872	57,168,291	79,399,440	57,168,291
Diluted	79,478,094	57,168,291	79,443,173	57,168,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$24,446	$(3,639)	$36,010	$(15,618)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swaps	—	(609)	7,981	1,964
Reclassification adjustments included in earnings (1)	(4,082)	4,904	(4,584)	9,715
Total unrealized gain (loss)	(4,082)	4,295	3,397	11,679
Currency translation adjustment, net of tax benefit (expense) of ($83) and $3 for the three months ended June 30, 2022 and 2021, respectively, and ($146) and $15 for the six months ended June 30, 2022, and 2021, respectively	(10,042)	1,283	(13,835)	1,262
Other comprehensive income (loss)	(14,124)	5,578	(10,438)	12,941
Comprehensive income (loss)	$10,322	$1,939	$25,572	$(2,677)

(1)    Represents the reclassification of the effective portion of the gain on the Company's interest rate swaps into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive income on the condensed consolidated balance sheet related to the interest rate swap agreements terminated on February 18, 2022. See Note 9 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at March 31, 2022	79,392,937	$79	$796,176	$(348,800)	$16,306	$463,761
Issuance of common stock upon vesting of restricted stock units	39,384	—	—	—	—	—
Net income	—	—	—	24,446	—	24,446
Stock-based compensation	—	—	4,390	—	—	4,390
Other comprehensive loss	—	—	—	—	(14,124)	(14,124)
Balances at June 30, 2022	79,432,321	$79	$800,566	$(324,354)	$2,182	$478,473

	Three Months Ended June 30, 2021
	Class A Member Units
	Units	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at March 31, 2021	57,168,291	$590,711	$16,183	$(351,040)	$(2,760)	$253,094
Net loss	—	—	—	(3,639)	—	(3,639)
Stock-based compensation	—	—	829	—	—	829
Other comprehensive income	—	—	—	—	5,578	5,578
Balances at June 30, 2021	57,168,291	$590,711	$17,012	$(354,679)	$2,818	$255,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2021	79,392,937	$79	$793,382	$(360,364)	$12,620	$445,717
Issuance of common stock upon vesting of restricted stock units	39,384	—	—	—	—	—
Net income	—	—	—	36,010	—	36,010
Stock-based compensation	—	—	7,184	—	—	7,184
Other comprehensive loss	—	—	—	—	(10,438)	(10,438)
Balances at June 30, 2022	79,432,321	$79	$800,566	$(324,354)	$2,182	$478,473

	Six Months Ended June 30, 2021
	Class A Member Units
	Units	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2020	57,168,291	$590,711	$15,360	$(339,061)	$(10,123)	$256,887
Net loss	—	—	—	(15,618)	—	(15,618)
Stock-based compensation	—	—	1,652	—	—	1,652
Other comprehensive income	—	—	—	—	12,941	12,941
Balances at June 30, 2021	57,168,291	$590,711	$17,012	$(354,679)	$2,818	$255,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$36,010	$(15,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,110	36,482
Deferred income taxes	243	1,765
Amortization of debt issuance costs	1,759	2,082
Amortization of contract assets	2,166	1,809
Amortization of right-of-use assets	1,355	—
Amortization of unrealized gains on terminated interest rate swap agreements	(6,263)	—
Amortization of cloud computing software costs	466	—
Stock-based compensation	7,305	1,652
Other non-cash charges, net	1,473	633
Changes in operating assets and liabilities:
Accounts receivable	(34,969)	(24,035)
Prepaid expenses and other current assets	1,924	(644)
Cloud computing software	(16,475)	—
Other non-current assets	(2,732)	(3,162)
Accounts payable	(10,154)	(11,839)
Accrued expenses and other current liabilities	23,158	10,765
Accrued salaries and payroll	(2,136)	(391)
Operating lease liabilities, net	(2,604)	—
Other non-current liabilities	(770)	154
Net cash provided by (used in) operating activities	35,866	(347)
Cash flows from investing activities
Purchases of property and equipment	(2,763)	(3,753)
Capitalized software development	(5,417)	(3,005)
Net cash used in investing activities	(8,180)	(6,758)
Cash flows from financing activities
Repayments of debt	(4,175)	(4,175)
Borrowings on line of credit	—	20,000
Repayments on line of credit	—	(20,000)
Payments for termination of interest rate swap agreements	(18,445)	—
Payment of issuance costs - revolving credit facility	(342)	—
Net cash used in financing activities	(22,962)	(4,175)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,724	(11,280)
Effect of exchange rates	(1,397)	(727)
Cash, cash equivalents and restricted cash
Beginning of period	116,214	24,059
End of period	$119,541	$12,052
Cash paid for
Interest	$16,945	$33,928
Income taxes paid	1,529	10
Supplemental schedule of non-cash investing and financing activities
Unpaid property and equipment and capitalized software purchases	$1,939	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies

Organization

Description of Business

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

Corporate Conversion and Stock Split

On October 15, 2021, HGGH converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The conversion and related transactions are referred to herein as the “Corporate Conversion.” The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.

On October 18, 2021, HireRight Holdings Corporation effected a one-for-15.969236 reverse stock split (“Stock Split”). All shares of the Company’s common stock, stock-based instruments, and per-share data included in the condensed consolidated financial statements give retroactive effect to the Stock Split.

Initial Public Offering

On November 2, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued 22,222,222 shares of its common stock. The shares began trading on the New York Stock Exchange on October 29, 2021 under the symbol “HRT.” The shares were sold at an IPO price of $19.00 per share for net proceeds of $393.5 million, after deducting underwriting discounts and commissions of $23.2 million and other offering costs payable by the Company of $5.5 million. On November 30, 2021, the Company issued an additional 2,424 shares pursuant to the partial exercise of the underwriters’ option to purchase additional shares for net proceeds of an immaterial amount.

Income Tax Receivable Agreement

In connection with the Company’s IPO, the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of June 30, 2022 and December 31, 2021, the Company recorded a total liability of $210.6 million in connection with the projected obligations under the TRA on its condensed consolidated balance sheets.

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 21, 2022 (“Annual Report”). The December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial statements for the year ended December 31, 2021, included in the Annual Report. Except as noted below and in Note 2 — Recently Issued Accounting Pronouncements regarding leases, there have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the six months ended June 30, 2022.
Implementation Costs Incurred in Cloud Computing Arrangements

For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred, including employee costs and third-party costs, during the application development stage, and expenses costs as incurred during the preliminary project and post-implementation stages. Capitalized implementation costs are expensed on a straight-line basis over the estimated useful life. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within cloud computing software in the condensed consolidated balance sheets and amortized to selling, general and administrative expenses in the condensed consolidated statement of operations.
Use of Estimates

Preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, lease accounting, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, stock-based compensation expense, useful lives assigned to long-lived assets, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company leases office facilities under operating lease agreements. All of the Company’s leases are operating leases. The Company adopted Topic 842 on January 1, 2022 using the modified retrospective transition approach. Under this transition provision, results for the reporting period beginning on January 1, 2022 are presented under Topic 842 while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases.
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
The Company uses its incremental borrowing rate which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. Judgment is applied in assessing factors such as Company specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.
Upon adoption, the Company recorded ROU assets and operating lease liabilities of $9.9 million and $18.9 million, respectively, related to the Company’s operating leases. The adoption of the new lease standard did not materially impact the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022, or condensed consolidated statements of cash flows for the six months ended June 30, 2022.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The Company adopted this ASU effective January 1, 2022. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which aims to improve the accounting for acquired revenue contracts with customers in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance is effective for the Company for annual periods beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which expanded the scope of Topic 848 to include derivative instruments impacted by the discounting transition. This collective guidance is effective at any time after March 12, 2020 but no later than December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which delayed the effective date for this guidance until the fiscal year beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Prepaid software licenses, maintenance, and insurance	$10,291	$11,668
Other prepaid expenses and current assets	6,369	6,915
Total prepaid expenses and other current assets	$16,660	$18,583

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of other non-current assets were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Contract implementation costs	$17,673	$17,242
Other non-current assets	1,156	969
Total other non-current assets	$18,829	$18,211
See Note 14 — Revenues for further discussion on contract implementation costs and related amortization included in cost of services in the Company’s condensed consolidated statements of operations.

4. Right-of-Use Assets and Lease Liabilities

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed, and if the arrangement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. See Note 2 — Recently Issued Accounting Pronouncements for more information on the Company’s accounting policies for leases.
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
The Company’s operating leases were as follows:

June 30, 2022
(in thousands)
Right-of-use assets, net	$9,794

Current operating lease liabilities (1)	$5,358
Operating lease liabilities, long-term	12,572
Total operating lease liabilities	$17,930
(1) Current lease liabilities are recorded in other current liabilities on the Company’s condensed consolidated balance sheets.
The components of lease cost are recorded in selling, general, and administrative expenses for the three and six months ended June 30, 2022 and were as follows:

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(in thousands)
Operating lease cost	$884	$1,783
Short-term lease cost	165	333
Variable lease cost	12	24
Total lease cost	$1,061	$2,140
Operating lease cost is recognized on a straight-line basis over the lease term.
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2022
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$2,697
ROU assets obtained in exchange for operating lease liabilities	$11,150
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were as follows:

June 30, 2022
Weighted-average remaining lease term (in years)	4.34
Weighted-average discount rate	4.6%
Maturities of the Company’s operating lease liabilities were as follows:

June 30, 2022
(in thousands)
2022 (excluding the six months ended June 30, 2022)	$2,999
2023	6,091
2024	3,758
2025	2,274
2026	1,388
Thereafter	3,392
Total lease payments	19,902
Less amount representing interest	(1,972)
Total present value of lease liabilities	$17,930
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a result of the exit from certain facilities, the Company recorded a cease-use liability in 2021. The cease-use liability of $9.0 million was reclassified and treated as a reduction to the beginning ROU asset recorded upon adoption of ASC 842, Leases, on January 1, 2022. Cease-use costs were $0.2 million during the six months ended June 30, 2022, and are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. No cease-use costs were incurred during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021.

Cease-use costs are included in other non-current liabilities and accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The following table summarizes the activity for the liability for cease-use costs for the periods presented:

Cease-use Liability
(in thousands)
Balance at December 31, 2021	$11,588
Cease-use costs	160
Reclassified as a reduction to the beginning ROU asset upon adoption of ASC 842	(9,001)
Accretion of liability	(101)
Payments	(653)
Foreign currency translation	(214)
Balance at June 30, 2022	$1,779

5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued data costs	$51,586	$34,632
Litigation settlements (Note 13)	586	3,310
Other (1)	45,347	37,352
Total accrued expenses and other current liabilities	$97,519	$75,294
________________
(1)During the six months ended June 30, 2022, the Company paid $3.9 million, which was previously held in escrow as of December 31, 2021, as unsecured creditors’ funds pursuant to plans of liquidation and restructurings of predecessor entities.

6. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Wages, benefits and taxes	$16,605	$12,017
Accrued bonus	10,871	17,263
Total accrued salaries and payroll	$27,476	$29,280

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Debt

The components of debt were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Amended First Lien Term Loan Facility	$703,688	$707,863
Amended Revolving Credit Facility	—	—
Total debt	703,688	707,863
Less: Original issue discount	(1,731)	(1,993)
Less: Unamortized debt issuance costs	(7,676)	(8,837)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$685,931	$688,683

On July 12, 2018, the Company entered into the following credit arrangements:
•a first lien senior secured term loan facility, in an aggregate principal amount of $835.0 million, maturing on July 12, 2025 (“First Lien Term Loan Facility”);
•a first lien senior secured revolving credit facility, in an aggregate principal amount of up to $100.0 million, including a $40.0 million letter of credit sub-facility, maturing on July 12, 2023 (“Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “First Lien Facilities”).

On June 3, 2022, the Company entered into an amendment to the First Lien Term Loan Facility (“Amended First Lien Term Loan Facility”) with the lenders party thereto and Bank of America, N.A. as administrative agent. The Amended First Lien Term Loan Facility amends the Company’s First Lien Facilities, by and among the Company, the lending institutions from time to time party thereto and Bank of America, N.A. as administrative agent, collateral agent and a letter of credit issuer (as amended through the Amended First Lien Term Loan Facility, the “Amended First Lien Facilities”).
Under the Amended First Lien Facilities, (i) the aggregate commitments under the Company’s Revolving Credit Facility were increased from $100.0 million to $145.0 million; (ii) the maturity date of the Revolving Credit Facility was extended from July 12, 2023 to June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Facilities, as may be extended or refinanced; and (iii) the interest rate benchmark applicable to the Revolving Credit Facility was converted from LIBOR to term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility as amended is herein after referred to as the “Amended Revolving Credit Facility.” The Company’s existing term loans under the Amended First Lien Facilities remained in effect. Upon the effectiveness of the Amended First Lien Term Loan Facilities, the Company did not have any outstanding principal balance on the Revolving Credit Facility. The Amended First Lien Term Loan Facilities did not modify the financial covenants, negative covenants, mandatory prepayment events or security provisions or arrangements under the Amended First Lien Facilities.
The Amended First Lien Term Loan Facility was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related borrowing commitment was considered modified or extinguished. Accordingly, newly incurred and existing deferred debt issuance costs of $0.4 million and $0.4 million, respectively, will be amortized to interest expense over the new remaining term of the Amended Revolving Credit Facility. Additionally, the Company wrote off unamortized debt issuance costs of $0.1 million related to the modification of the Revolving Credit Facility. The write-off of unamortized debt issuance costs are recorded in interest expense in the condensed consolidated statements of operations.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Amended First Lien Facilities

The Company is required to make scheduled quarterly payments equal to 0.25% of the aggregate initial outstanding principal amount of the Amended First Lien Term Loan Facility, or approximately $2.1 million per quarter, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the Amended First Lien Term Loan Facility at any time prior to maturity at par.

The Company is required to make prepayments on the Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the outstanding Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three and six months ended June 30, 2022 and 2021, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility based on the Company’s excess cash flow.

The Amended First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of June 30, 2022, the Amended First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.

Unlike the Amended Revolving Credit Facility, the interest rates for the Amended First Lien Term Loan Facility are calculated using LIBOR, which is scheduled to become unavailable in June 2023. The credit agreement underlying the Amended First Lien Term Loan Facility contemplates that, if the administrative agent determines that LIBOR is unavailable or is replaced by a new benchmark interest rate to replace LIBOR for syndicated loans, then, the administrative agent and the Borrower may amend the Amended First Lien Term Loan Facility to replace LIBOR with an alternate benchmark rate (“LIBOR Successor Rate”) unless lenders holding more than 50% in value of the loans or commitments under the credit agreement do not accept such amendment. If no LIBOR Successor Rate has been determined, the obligation of lenders to make or maintain LIBOR loans will be suspended (to the extent of the affected LIBOR rate loans or interest periods), and the LIBOR component will no longer be utilized in determining an alternative benchmark rate. Under such circumstances, the Borrower can revoke any pending request for a new borrowing, conversion to, or continuation of LIBOR loans or such loans will be deemed to be ABR loans of the same amount. The Borrower also has the ability to convert all or a portion equal to at least $2.5 million of LIBOR loans to ABR loans under the credit agreement.

The Company’s obligations under the Amended First Lien Facilities are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries, as defined in the agreement, and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is owned by any credit party.

As of June 30, 2022, the Company had $143.7 million in available borrowing under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.50% on unutilized commitments under the Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of June 30, 2022 and December 31, 2021, the quarterly fee on unutilized commitments under the Amended Revolving Credit Facility was 0.38% and 0.50%, respectively.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Debt Covenants

The Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the Amended First Lien Facilities for the three and six months ended June 30, 2022.

The Company is also subject to a springing financial maintenance covenant under the Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of June 30, 2022 and December 31, 2021, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.

Other

Amortization of debt discount and debt issuance costs related to the Amended First Lien Term Loan Facility are included in interest expense in the condensed consolidated statements of operations and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Debt discount amortization	$132	$143	$262	$285
Debt issuance costs amortization	584	651	1,162	1,297
Total debt discount and issuance cost amortization	$716	$794	$1,424	$1,582

In addition, interest expense includes the amortization of debt issuance costs for the Amended Revolving Credit Facility of $0.2 million and $0.1 million, for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million, for the six months ended June 30, 2022 and 2021, respectively,. Unamortized debt issuance costs for the Amended Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets. Interest expense for the three and six months ended June 30, 2021 includes $4.1 million and $8.2 million, respectively, related to a second lien senior secured term loan facility which was repaid on November 3, 2021 using proceeds from the IPO.

The weighted average interest rate on outstanding borrowings as of June 30, 2022 and December 31, 2021 was 4.2% and 4.5%, respectively.

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

Recurring Fair Value Measurements

The carrying amounts of the Company’s cash, cash equivalents, and restricted cash approximate their fair value due to the short-term maturity of these instruments.

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

The fair value of the Company’s Amended First Lien Term Loan Facility is calculated based upon market price quotes obtained for the Company’s debt agreements (Level 2 fair value inputs). The fair value of the Amended Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to the Company. The estimated fair values were as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Amended First Lien Term Loan Facility	$701,957	$675,203	$705,870	$704,550
Amended Revolving Credit Facility	—	—	—	—
Total	$701,957	$675,203	$705,870	$704,550

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreements as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms through February 18, 2022, the date the Interest Rate Swap Agreements were terminated, and during the three and six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, the effective portion of the Interest Rate Swap Agreements was included on the condensed consolidated balance sheets in accumulated other comprehensive income.
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
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$—	$4,904	$1,679	$9,715
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense	(4,082)	—	(6,263)	—
Total reclassification adjustments included in earnings	$(4,082)	$4,904	$(4,584)	$9,715

The fair value of the Interest Rate Swap Agreements was as follows:

	December 31, 2021
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative instruments, current	$—	$16,662	$—	$16,662
Derivative instruments, long-term	—	11,444	—	11,444
Total liabilities measured at fair value	$—	$28,106	$—	$28,106

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The components of accumulated other comprehensive income (loss) as of June 30, 2022 and December 31, 2021 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2021	$11,823	$797	$12,620
Other comprehensive income (loss)	3,397	(13,835)	(10,438)
Balance at June 30, 2022	$15,220	$(13,038)	$2,182

The Company terminated the Interest Rate Swap Agreements effective February 18, 2022. As of June 30, 2022, $11.2 million of the remaining accumulated other comprehensive income related to hedge accounting is expected to be reclassified into earnings over the next 12 months.

11. Segments and Geographic Information

The Company operates in one reportable segment.

Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percent)
Revenues
United States	$205,359	92.4%	$163,520	92.4%	$388,736	92.3%	$302,393	92.6%
International	16,933	7.6%	13,464	7.6%	32,267	7.7%	24,148	7.4%
Total revenues	$222,292	100.0%	$176,984	100.0%	$421,003	100.0%	$326,541	100.0%

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	June 30, 2022	December 31, 2021
	(in thousands)
Long-lived assets:
United States	$13,184	$7,154
International	7,009	3,973
Total long-lived assets	$20,193	$11,127

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
The Company has entered into indemnification agreements with the members of its board of directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual.
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
The Company accrues for contingent liabilities if it is probable that a liability has been incurred and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote.
Although the Company and its subsidiaries are subject to various claims and proceedings from time to time in the ordinary course of business, the Company and its subsidiaries are not party to any pending legal proceedings that the Company believes to be material.
On November 6, 2020 the Company reached a settlement related to 24 lawsuits that had been filed in 2009 and 2010 against HireRight Solutions, Inc. (“Old HireRight”), which is the predecessor to the Company’s subsidiary HireRight LLC, by approximately 1,400 individuals alleging violation of the California Investigative Consumer Reporting Agencies Act by Old HireRight and one of its customers (“Customer”) related to background reports that Old HireRight prepared for the Customer about those individuals.
Based upon the foregoing, the Company accrued $12.1 million pursuant to the settlement agreement and potential separate individual settlements with plaintiffs who did not subscribe to the settlement agreement. On November 15, 2021, the Company paid $11.2 million of the legal settlement accrual, and on March 31, 2022, paid the remaining balance of $0.3 million related to the settlement agreement. No amounts related to the settlement agreement are accrued at June 30, 2022.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer.

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues
Service revenues	$158,425	$131,724	$299,928	$243,292
Surcharge revenues	63,867	45,260	121,075	83,249
Total revenues	$222,292	$176,984	$421,003	$326,541

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs and the related amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations, respectively. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.
15. Income Taxes

Income tax expense and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$24,876	$(1,906)	$37,258	$(13,313)
Income tax expense	430	1,733	1,248	2,305
Effective tax rate	1.7%	90.9%	3.3%	17.3%

In general, with certain exceptions, ASC 740-270, Income Taxes, requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period. For the three and six months ended June 30, 2022, the Company has net income before income taxes and used an estimated annual effective tax rate to compute the income tax provision. However, due to operating losses for the three and six months ended June 30, 2021, the Company determined that it was unable to reliably estimate its annual effective tax rate. As such, for the three and six months ended June 30, 2021, the Company used a discrete method, which reflected the actual tax attributable to year-to-date earnings and losses for the period.

Income tax expense for the three months ended June 30, 2022 and 2021 was $0.4 million and $1.7 million, respectively. The effective tax rate for the three months ended June 30, 2022 was 1.7% compared to 90.9% for the

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the three months ended June 30, 2021 differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom, valuation allowances and state taxes.

Income tax expense for the six months ended June 30, 2022 and 2021 was $1.2 million and $2.3 million, respectively. The effective tax rate for the six months ended June 30, 2022 was 3.3% compared to 17.3% for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the six months ended June 30, 2021 differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom, valuation allowances and state taxes.

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any. The timing and amount of future earnings are uncertain. Because of the Company’s lack of U.S. earnings history, the Company’s net U.S. deferred tax assets have been fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill. As of June 30, 2022, the Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance. A reduction in the valuation allowance would result in a material decrease to income tax expense in the period the release is recorded. Although the exact timing and reversal amount are unknown at this time, the Company may conclude that a significant portion of the valuation allowance be released contingent upon the earnings level it achieves in 2022 as well as its projected income levels in future periods.

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
On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), which became effective on October 28, 2021. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU”), other stock-based awards, other cash-based awards or any combination of the foregoing to eligible employees, consultants, directors, and officers. At June 30, 2022, 6,360,173 shares were available for issuance under the Omnibus Incentive Plan.
Equity Plan Awards (Pre-IPO)
The stock option awards issued prior to the Company’s IPO pursuant to the Equity Plan had vesting schedules based either upon continued service (“Time-Vesting Options”), or upon attainment of specified levels of cash-on-cash return to the Company’s pre-IPO investors as a multiple of invested capital (“MOIC”) on their investments in the Company (“Performance-Vesting Options”). On March 19, 2022, the compensation committee of the Company’s Board of Directors approved a modification of outstanding Performance-Vesting Options to vest based solely on continued service rather than MOIC attainment. Under the modified vesting terms, the amended

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Performance-Vesting Options vest quarterly starting March 31, 2022 and ending December 31, 2024 based solely on continued service.
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Selling, general and administrative	$4,367	$829	$6,994	$1,652
Cost of services (exclusive of depreciation and amortization)	144	—	311	—
Total stock-based compensation expense	$4,511	$829	$7,305	$1,652
Stock Options
For Time-Vesting Options and Performance-Vesting Options outstanding and unvested as of June 30, 2022, the Company expects to recognize future compensation expense of $6.8 million over a weighted average remaining vesting period of 2.40 years.
The Company granted 1,015,303 options during the six months ended June 30, 2022 under the Omnibus Incentive Plan, with a weighted-average grant date fair value of $5.06 calculated using the Black-Scholes option valuation model. For options under the Omnibus Incentive Plan outstanding and unvested as of June 30, 2022, the Company expects to recognize future compensation expense of $13.6 million over a weighted average remaining vesting period of 2.98 years.
Restricted Stock Units
The Company granted 813,287 RSUs with a weighted-average grant date fair value of $15.47 per share during the six months ended June 30, 2022 under the Omnibus Incentive Plan. For RSUs outstanding and unvested as of June 30, 2022, the Company expects to recognize future compensation expense of $21.6 million over a weighted average remaining vesting period of 2.55 years.
On June 1, 2022, the Company approved a grant of a total of 422,143 RSUs with a grant-date fair value of $14.45 per unit. A portion of these RSUs may vest upon the achievement of a series of goal-based performance milestones, and the balance of these RSUs may vest based upon achievement of all aggregated milestones by a final target date, followed by subsequent continued service for a specified period of time. The fair value of these awards, until vested, are included in accrued expenses and other current liabilities and other non-current liabilities in the condensed consolidated balance sheets. The Company measures stock-based compensation cost for liability classified awards based on the fair value of the award at each quarterly reporting date and recognizes the expense over the vesting period. The maximum cash value of all approved RSUs is $6.1 million, which is expected to be recognized as compensation expense over the period from grant date through April 2024.
For the three and six months ended June 30, 2022, compensation expense associated with these awards totaled $0.1 million.
Employee Stock Purchase Plan
The first offering period for the Company’s Employee Stock Purchase Plan (“ESPP”) began on May 20, 2022 and will continue for six months until the purchase date on November 18, 2022. Thereafter, offerings will begin on November 20 and May 20 and will end on the following May 19 and November 19, respectively. Such shares may be purchased at an amount equal to 85% of the fair market value of a share on (i) the purchase date or (ii) the

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
offering date, whichever amount is lower; provided, that the purchase price will in no event be less than the par value of a share.
The Company recognized $0.1 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2022. As of June 30, 2022, total unrecognized compensation expense related to the ESPP was $0.2 million, which will be recognized on a straight-line basis over a weighted-average remaining period of 0.39 years.

17. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of outstanding shares during the period.

The weighted average outstanding shares may include potentially dilutive options. Diluted net income (loss) per share includes the effects of potentially dilutive awards. For the three and six months ended June 30, 2022, there were 7,266,364, and 6,883,842 potentially dilutive awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect. For the three and six months ended June 30, 2021, there were 3,871,610 potentially dilutive awards, which were excluded from the calculation of diluted EPS because including them would have had an anti-dilutive effect.

Basic and diluted EPS for the three and six months ended June 30, 2022 and 2021 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$24,446	$(3,639)	$36,010	$(15,618)
Denominator:
Weighted average shares outstanding - basic	79,405,872	57,168,291	79,399,440	57,168,291
Effect of dilutive options	72,222	—	43,733	—
Weighted average shares outstanding - diluted	79,478,094	57,168,291	79,443,173	57,168,291

Net income (loss) per share:
Basic	$0.31	$(0.06)	$0.45	$(0.27)
Diluted	$0.31	$(0.06)	$0.45	$(0.27)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations together with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2022 (“Annual Report”). The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described immediately below under “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements within the meaning of the federal securities laws. You can often identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, or by their use of words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “seek,” “could,” “targets,” “potential,” “may,” “will,” “should,” “can have,” “likely,” “continue,” and other terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, profitability, net income (loss), adjusted EBITDA, adjusted net income, earnings per share, adjusted diluted earnings per share, and cash flow; strategic objectives; investments in our business, including development of our technology and introduction of new offerings; sales growth and customer relationships; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; future operational performance; pending or threatened claims or regulatory proceedings; and factors that could affect these and other aspects of our business.

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

Factors that could affect the outcome of the forward-looking statements include, among other things, the impacts, direct and indirect, of the COVID‐19 pandemic on our business, our personnel and vendors, and the overall economy; our ability to maintain our professional reputation and brand name; our vulnerability to adverse economic conditions, including without limitation inflation and recession, which could increase our costs and suppress labor market activity; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws, emerging restrictions on background reporting due to alleged discriminatory impacts and adverse social consequences, and other evolving regulations and cross-border data transfer restrictions may limit the use of our services and adversely affect our business; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K filed with the SEC on March 21, 2022, in particular the sections of that document entitled "Risk Factors," "Forward-Looking Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and

other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On October 15, 2021, HGGH converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The foregoing conversion and related transactions are referred to herein as the “Corporate Conversion.” The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.

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

Multiple shifts in social norms and labor force dynamics are currently underway, including increasingly mobile and globalized workforces and growing demand for remote working arrangements. The growth of the gig economy has been a major force driving increasing contributions from temporary, flexible and on-demand labor. Pandemic dynamics and remote work technology have enabled an expansion of job opportunities for workers and a broader candidate pool for employers. Employment dynamics in the remote work and gig economy result in high rates of workforce churn and a distinctive, loosely associated labor force which generates new and increased demands for background screening and compliance services.
Background screening is also gaining broader adoption outside the U.S. Our international orders are growing, and we expect the trend to continue as we expand with our large multinational customer base. We are seeing growth in international markets driven by both large multinational companies as well as large local companies in Europe, Asia Pacific, India and Latin America.
Despite the revenue growth we have experienced during the first half of 2022, less favorable economic conditions, such as an actual or anticipated recession and its effects on labor markets, could prevent this growth trend from continuing in the second half of the year.
Additionally, in response to high inflation rates, the Federal Reserve has begun raising interest rates and has indicated that it foresees further interest rate increases throughout the year and into next year. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense.
The Company has benefited from its tax assets which reduce income tax expense. The Company is reviewing the valuation allowance of its deferred tax assets due to continued improvement in financial performance. A reduction in the valuation allowance would result in a material decrease to income tax expense in the period the release is recorded. Although the exact timing and reversal amount are unknown at this time, the Company may conclude that a significant portion of the valuation allowance be released contingent upon the earning level it achieves in 2022 as well as its projected income in future periods.

2022 Developments
On June 3, 2022, the Company entered into an amendment to its First Lien Term Loan Facility, as defined below under “Liquidity and Capital Resources”, (“Amended First Lien Term Loan Facility”) with the lenders party thereto and Bank of America, N.A. as administrative agent. The Amended First Lien Term Loan Facility amended the Company’s revolving credit facility (“Amended Revolving Credit Facility”) to increase the aggregate commitments under the facility from $100.0 million to $145.0 million and extend the maturity date from July 12, 2023 to the earlier of June 3, 2027 or 91 days prior to the maturity of the First Lien Term Loan Facility. The interest rate benchmark applicable to the Amended Revolving Credit Facility was converted from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements, as defined below, prior to their stated termination dates. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income on the condensed consolidated balance sheet will be reclassified to earnings as reductions to interest expense through December 31, 2023. See “Liquidity and Capital Resources — Interest Rate Swaps” below for additional information.
Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 29% of revenues for both the three and six months ended June 30, 2022 and 28% of revenues for both the three and six months ended June 30, 2021 were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 3% and 4% of revenue during the three and six months ended June 30, 2022 and 2021, respectively. Technology, healthcare, and financial services customers represent the largest contributors to revenue. Revenues for the three and six months ended June 30, 2022, from these customers increased 30% and 34%, respectively, over the prior year periods.
Expenses
Cost of services (excluding depreciation and amortization) consists of data acquisition costs, medical laboratory and collection fees, personnel-related costs for operations, customer service and customer onboarding functions, as well as other direct costs incurred to fulfill our services. Approximately 80% of cost of services is variable in nature.
Selling, general and administrative expenses consist of personnel-related costs for sales, technology, administrative and corporate management functions in addition to costs for third-party technology, professional and consulting services, advertising and facilities expenses. Selling, general and administrative expenses also include amortization of capitalized cloud computing software costs.
Depreciation and amortization expenses consist of depreciation of property and equipment, as well as amortization of purchased and developed software and other intangible assets, principally resulting from the acquisition of GIS in 2018.
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, gains and losses on asset disposal, and foreign exchange gains and losses. The majority of our receivables and payables are denominated in U.S. dollars, but we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, Japanese yen, and the Indian rupee, among others. Therefore, increases or decreases in the value of the U.S. dollar against other currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenue in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not deemed material to our financial performance.
Income tax expense consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.
Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2022 and 2021

The following tables present operating results for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021
	(in thousands, except percent of revenues)
Revenues	$222,292	100.0%	$176,984	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	119,990	54.0%	98,317	55.6%
Selling, general and administrative	54,387	24.5%	43,215	24.4%
Depreciation and amortization	18,049	8.1%	18,239	10.3%
Total expenses	192,426	86.6%	159,771	90.3%
Operating income	29,866	13.4%	17,213	9.7%

Other expenses
Interest expense	4,957	2.2%	18,207	10.3%
Other expense, net	33	—%	912	0.5%
Total other expenses, net	4,990	2.2%	19,119	10.8%
Income (loss) before income taxes	24,876	11.2%	(1,906)	(1.1)%
Income tax expense	430	0.2%	1,733	1.0%
Net income (loss)	$24,446	11.0%	$(3,639)	(2.1)%

	Six Months Ended June 30,
	2022		2021
	(in thousands, except percent of revenues)
Revenues	$421,003	100.0%	$326,541	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	232,393	55.2%	184,504	56.5%
Selling, general and administrative	102,654	24.4%	82,609	25.3%
Depreciation and amortization	36,110	8.6%	36,482	11.2%
Total expenses	371,157	88.2%	303,595	93.0%
Operating income	49,846	11.8%	22,946	7.0%

Other expenses
Interest expense	12,514	3.0%	36,156	11.1%
Other expense, net	74	—%	103	—%
Total other expenses, net	12,588	3.0%	36,259	11.1%
Income (loss) before income taxes	37,258	8.8%	(13,313)	(4.1)%
Income tax expense	1,248	0.3%	2,305	0.7%
Net income (loss)	$36,010	8.6%	$(15,618)	(4.8)%

Revenues
Revenues for the three months ended June 30, 2022 increased to $222.3 million, an increase of $45.3 million, or 25.6%, from the prior-year period, primarily driven by higher order volume and higher average order values associated with existing customers and sales to new customers.. Revenues from international and United States regions increased by $3.5 million, or 25.8%, and by $41.8 million, or 25.6%, respectively, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
For the same reasons noted above, revenues for the six months ended June 30, 2022 increased to $421.0 million, an increase of $94.5 million, or 28.9%, from prior-year period. Revenues from international and United States regions increased by $8.1 million, or 33.6%, and by $86.3 million, or 28.6%, respectively, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Cost of Services (exclusive of depreciation and amortization)
Cost of services for the three months ended June 30, 2022 increased to $120.0 million, an increase of $21.7 million, or 22.0%, from the prior-year period, primarily due to higher volumes and increased incentive compensation and fringe benefit programs to keep up with market conditions. Cost of services as a percent of revenues decreased to 54.0% for the three months ended June 30, 2022, compared to 55.6% for the three months ended June 30, 2021, primarily driven by lower average labor costs per background screen as a result of process improvements associated with our ongoing technology initiatives as well as an increase in the use of offshore labor.
For the same reasons noted above, cost of services for the six months ended June 30, 2022 increased to $232.4 million, an increase of $47.9 million, or 26.0%, from the prior-year period, and cost of services as a percent of revenues decreased to 55.2% for the six months ended June 30, 2022, compared to 56.5% for the six months ended June 30, 2021.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2022 increased $11.2 million to $54.4 million primarily due to increases in personnel costs of $8.9 million. Of the $8.9 million increase in personnel costs, $3.6 million was related to stock-based compensation and $2.9 million was related to increased incentive compensation and fringe benefit programs. SG&A as a percent of revenues for the three months ended June 30, 2022 increased slightly to 24.5% from 24.4% for the three months ended June 30, 2021.
SG&A expenses for the six months ended June 30, 2022 increased $20.0 million to $102.7 million primarily due to increases in personnel costs of $15.7 million, and the addition of public company costs of $3.1 million. Of the $15.7 million increase in personnel costs, $5.4 million was related to stock-based compensation and $5.1 million was related to increased incentive compensation and fringe benefit programs. SG&A as a percent of revenues for the six months ended June 30, 2022 declined to 24.4% from 25.3% for the six months ended June 30, 2021.
The increases in personnel costs in both periods were attributable to responses to increases in market compensation rates, the increased use of stock-based compensation following our initial public offering in November 2021, and staffing to support growth. Our initial public offering also drove the addition of public company costs including incremental audit, accounting and legal fees as well premiums for increased insurance coverage, which were not present in the 2021 periods but which will continue. The increases in SG&A expenses were partially offset in each period by decreases in various other costs, including a reduction of facility expenses resulting from exiting unused office space during 2021.
Interest Expense
Interest expense decreased by $13.3 million to $5.0 million for the three months ended June 30, 2022, and by $23.6 million to $12.5 million for the six months ended June 30, 2022. The decreases in both periods were primarily due to a reduction in outstanding indebtedness under our credit facilities as a result of voluntary principal prepayments using IPO proceeds during the fourth quarter of 2021, and scheduled principal repayments. Interest expense for the three and six months ended June 30, 2021 includes $4.1 million and $8.2 million, respectively, related to a second lien senior secured term loan facility which was repaid on November 3, 2021. Additionally, reclassifications from accumulated other comprehensive income on the condensed consolidated balance sheet of unrealized gains related to the terminated Interest Rate Swap Agreements, reduced interest expense by $4.1 million and $6.3 million during the three and six months ended June 30, 2022, respectively. The decreases for both the three and six months ended June 30, 2022 were partially offset by increased interest expense of $1.2 million associated with rising interest rates during those periods.
Income Tax Expense
The effective tax rate for the three months ended June 30, 2022, was 1.7% compared to 90.9% for the three months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022, was 3.3% compared to 17.3% for the six months ended June 30, 2021. The effective tax rate for the three and six month periods ended June 30, 2022, compared to the prior year periods, changed primarily due to the revaluation of deferred taxes in the United Kingdom in 2021.
The effective tax rate for the three and six months ended June 30, 2022, differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the three months ended June 30, 2021, differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the six months ended June 30, 2021, differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom.
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
Adjusted EBITDA

Adjusted EBITDA represents, as applicable for the period, net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA is a supplemental financial measure that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
•Operating performance as compared to other publicly traded companies without regard to capital structure or historical cost basis;
•Ability to generate cash flow;
•Ability to incur and service debt and fund capital expenditures; and
•Viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
The following table reconciles our non-GAAP financial measure of Adjusted EBITDA to net income (loss), our most directly comparable financial measures calculated and presented in accordance with GAAP, for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$24,446	$(3,639)	$36,010	$(15,618)
Income tax expense	430	1,733	1,248	2,305
Interest expense	4,957	18,207	12,514	36,156
Depreciation and amortization	18,049	18,239	36,110	36,482
EBITDA	47,882	34,540	85,882	59,325
Stock-based compensation	4,511	829	7,305	1,652
Realized and unrealized loss on foreign exchange	64	910	(15)	101
Merger integration expenses (1)	—	169	205	981
Amortization of cloud computing software costs (2)	315	—	466	—
Other items (3)	903	1,978	1,558	3,224
Adjusted EBITDA	$53,675	$38,426	$95,401	$65,283

(1)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(2)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems. This expense is not included in depreciation and amortization above.
(3)Other items include (i) costs of $0.4 million and $1.3 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system during the three and six months ended June 30, 2022, respectively, (ii) $0.6 million of severance costs during the three and six months ended June 30, 2022, and (iii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the six months ended June 30, 2022, partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the six months ended June 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business. Other items for the three and six months ended June 30, 2021 are related to the preparation of the Company’s initial public offering during 2021.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations, to which we apply an adjusted effective tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by the adjusted weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.

The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$24,446	$(3,639)	$36,010	$(15,618)
Income tax expense	430	1,733	1,248	2,305
Income (loss) before income taxes	24,876	(1,906)	37,258	(13,313)
Amortization of acquired intangible assets	15,477	15,645	30,982	31,292
Interest expense swap adjustments (1)	(4,082)	—	(6,263)	—
Interest expense discounts (2)	938	1,047	1,759	2,082
Stock-based compensation	4,511	829	7,305	1,652
Realized and unrealized loss on foreign exchange	64	910	(15)	101
Merger integration expenses (3)	—	169	205	981
Amortization of cloud computing software costs (4)	315	—	466	—
Other items (5)	903	1,978	1,558	3,224
Adjusted income before income taxes	43,002	18,672	73,255	26,019
Adjusted income taxes (6)	(174)	1,569	265	1,870
Adjusted Net Income	$43,176	$17,103	$72,990	$24,149

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Diluted net income (loss) per share	$0.31	$(0.06)	$0.45	$(0.27)
Income tax expense	0.01	0.03	0.02	0.04
Amortization of acquired intangible assets	0.19	0.28	0.39	0.55
Interest expense swap adjustments (1)	(0.05)	—	(0.08)	—
Interest expense discounts (2)	0.01	0.02	0.02	0.03
Stock-based compensation	0.06	0.01	0.09	0.03
Realized and unrealized loss on foreign exchange	—	0.02	—	—
Merger integration expenses (3)	—	—	—	0.02
Amortization of cloud computing software costs (4)	—	—	0.01	—
Other items (5)	0.01	0.03	0.02	0.05
Adjusted income taxes (6)	—	(0.03)	—	(0.03)
Adjusted Diluted Earnings Per Share	$0.54	$0.30	$0.92	$0.42

Weighted average number of shares outstanding - diluted	79,478,094	57,168,291	79,443,173	57,168,291

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
(4)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems. This expense is not included in depreciation and amortization above.
(5)Other items include (i) costs of $0.4 million and $1.3 million associated with the implementation of a company-wide ERP system during the three and six months ended June 30, 2022, respectively, (ii) $0.6 million of severance costs during the three and six months ended June 30, 2022, and (iii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the six months ended June 30, 2022, partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the six months ended June 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business. Other items for the three and six months ended June 30, 2021 are related to the preparation of the Company’s initial public offering during 2021.

(6)An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate and the provision for deferred income taxes to the pre-tax adjustments, which was used to compute Adjusted Net Income for the periods presented.

Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs and other tax attributes, for which the Company recognized an estimated total liability of $210.6 million. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Unrestricted cash and cash equivalents as of June 30, 2022 was $118.4 million. As of June 30, 2022, cash held in foreign jurisdictions was approximately $15.9 million and is primarily related to international operations.
Restricted cash as of June 30, 2022 consists of $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018.
Debt
The Company currently has two long-term debt arrangements as described below. Total principal outstanding on our debt was $703.7 million as of June 30, 2022 and $707.9 million as of December 31, 2021. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is directly owned by any credit party. The Amended First Lien Term Loan Facility includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn

(excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was in compliance with the covenants under the Amended First Lien Facilities for the three and six months ended June 30, 2022.
At June 30, 2022, the Company had the following long-term debt arrangements:
•The Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a LIBOR variable rate (1.67% at June 30, 2022) + 3.75%, maturing on July 12, 2025.
•The Amended Revolver Credit Facility, a first lien senior secured revolving credit facility in an aggregate principal amount of up to $145.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a SOFR variable rate (1.67% at June 30, 2022) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Term Loan Facility. As of June 30, 2022, the Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based on the current leverage-based pricing grid. The Company had $143.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of June 30, 2022.
As of June 30, 2022, the Company had purchase obligations of approximately $44.8 million with various parties, of which approximately $38.5 million is expected to be paid within one year. Our obligations as of June 30, 2022, have increased from $21.7 million as of December 31, 2021, due to the extension of a service agreement with one of the Company’s current vendors. These purchase commitments are associated with agreements that are enforceable and legally binding. They are primarily commitments to purchase data and other screening services in the ordinary course of business with varying expiration terms through 2023.
In addition to our regular capital expenditures, we plan to invest approximately $45 to $50 million in a capital expenditure program through the end of fiscal year 2023 to continue to enhance our operating systems and technologies to improve operational efficiency. We expect that cash flow from operations and current cash balances, together with available borrowings under the Amended Revolving Credit Facility, will be sufficient to meet operating requirements as well as the obligations under the TRA through the next twelve months. Although we believe we have adequate sources of liquidity over the long term, cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, market and or competitive pressures, unanticipated liabilities, or other significant changes in business environment. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Cash Flow Analysis
Comparison of Cash Flows for the six months ended June 30, 2022 versus the six months ended June 30, 2021.
The following table sets forth a summary of our condensed consolidated cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$35,866	$(347)
Net cash used in investing activities	(8,180)	(6,758)
Net cash used in financing activities	(22,962)	(4,175)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,724	$(11,280)
Operating Activities

Cash provided by (used in) operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $35.9 million for the six months ended June 30, 2022 compared to cash used in operating activities of $0.3 million for the six months ended June 30, 2021. The increase in cash provided by operating activities was due primarily to net income for the current period compared to a net loss for the prior year period, partly offset by higher use of cash for working capital as well as our expenditures related to our cloud computing platform modernization and automation efforts.
Investing Activities
Cash used in investing activities was approximately $8.2 million during the six months ended June 30, 2022, compared to approximately $6.8 million during the six months ended June 30, 2021. The increase was due primarily to increases in capitalized software development costs compared to the prior period, partly offset by a decrease of purchases of property and equipment.
Financing Activities
Cash used in financing activities was approximately $23.0 million for the six months ended June 30, 2022 compared to cash used in financing activities of approximately $4.2 million during the six months ended June 30, 2021. The increase was due primarily to the $18.4 million payment related to the termination of the Interest Rate Swap Agreements, as defined below; mandatory repayments on our debt facilities was $4.2 million in the six months ended June 30, 2022, and in the six months ended June 30, 2021.
Interest Rate Swaps
Effective December 31, 2018, the Company had entered into interest rate swap agreements with a total notional amount of $700.0 million (“Interest Rate Swap Agreements”). The Interest Rate Swap Agreements were designed to provide predictability against changes in the interest rates on the Company’s debt, as the Interest Rate Swap Agreements converted a portion of the variable interest rate on the Company’s debt to a fixed rate. The Interest Rate Swap Agreements were originally scheduled to expire on December 31, 2023.
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month

LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms through February 18, 2022, the date the Interest Rate Swap Agreements were terminated, and during the three and six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, the effective portion of the Interest Rate Swap Agreements was included on the condensed consolidated balance sheets in accumulated other comprehensive income.
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recently Issued Accounting Pronouncements
See Note 2 — Recently Issued Accounting Pronouncements for further information on recently adopted accounting pronouncements and those not yet adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily due to potential interest rate risk, potential foreign exchange risk and potential increases in inflation. We do not hold financial instruments for trading purposes.
Interest Rate Risk
We are exposed to changes in interest rates as a result of the outstanding balance under the Amended First Lien Term Loan Facility, as well as any financing under the Amended Revolving Credit Facility used to fund business operations or investments. Primary exposures include movements in LIBOR and SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
As of June 30, 2022, the outstanding principal balance of $703.7 million on the Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.0 million.
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
Foreign Exchange Risk
The majority of our revenue is denominated in U.S. dollars; however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, Japanese yen, and the Indian rupee, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our statements of operations and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and generate revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. However, recent growth in inflation may increase our operating costs. In response to high inflation rates, the Federal Reserve has begun raising interest rates and has indicated that it foresees further interest rate increases throughout the year and into next year. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting as described below.
(b) Material weaknesses in internal control over financial reporting
In preparing our financial statements, management of the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2020. These material weaknesses continued to exist as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:
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
While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, these material weaknesses have not been remediated as of June 30, 2022.

(d) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 4, 2022

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2022

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)