Form 10-Q
period 2022-09-30
HireRight Holdings Corp
filed 2022-11-04
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The registrant had outstanding 79,484,907 shares of common stock as of October 27, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$146,508	$111,032
Restricted cash	1,306	5,182
Accounts receivable, net of allowance for doubtful accounts of $5,170 and $4,284 at September 30, 2022 and December 31, 2021, respectively	165,944	142,473
Prepaid expenses and other current assets	17,067	18,583
Total current assets	330,825	277,270
Property and equipment, net	9,492	11,127
Right-of-use assets, net	8,802	—
Intangible assets, net	343,025	389,483
Goodwill	801,674	819,538
Cloud computing software, net	29,844	8,133
Deferred tax assets	63,167	—
Other non-current assets	18,811	18,211
Total assets	$1,605,640	$1,523,762
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,355	$13,688
Accrued expenses and other current liabilities	79,867	75,294
Accrued salaries and payroll	33,158	29,280
Derivative instruments, short-term	—	16,662
Debt, current portion	8,350	8,350
Total current liabilities	132,730	143,274
Debt, long-term portion	684,565	688,683
Derivative instruments, long-term	—	11,444
Tax receivable agreement liability	211,438	210,639
Deferred tax liabilities	5,760	14,765
Operating lease liabilities, long-term	11,051	—
Other non-current liabilities	2,394	9,240
Total liabilities	1,047,938	1,078,045
Commitments and contingent liabilities (Note 12)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,482,612 and 79,392,937 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	79	79
Additional paid-in capital	802,484	793,382
Accumulated deficit	(231,065)	(360,364)
Accumulated other comprehensive income (loss)	(13,796)	12,620
Total stockholders’ equity	557,702	445,717
Total liabilities and stockholders’ equity	$1,605,640	$1,523,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Revenues	$210,303	$204,981	$631,306	$531,522

Expenses
Cost of services (exclusive of depreciation and amortization below)	110,848	111,328	343,241	295,832
Selling, general and administrative	49,378	47,652	152,032	130,261
Depreciation and amortization	17,946	19,531	54,056	56,013
Total expenses	178,172	178,511	549,329	482,106
Operating income	32,131	26,470	81,977	49,416

Other expenses
Interest expense	8,457	18,518	20,971	54,674
Other expense, net	89	22	163	125
Total other expenses, net	8,546	18,540	21,134	54,799
Income (loss) before income taxes	23,585	7,930	60,843	(5,383)
Income tax (benefit) expense	(69,704)	649	(68,456)	2,954
Net income (loss)	$93,289	$7,281	$129,299	$(8,337)

Net income (loss) per share:
Basic	$1.17	$0.13	$1.63	$(0.15)
Diluted	$1.17	$0.13	$1.63	$(0.15)
Weighted average shares outstanding:
Basic	79,459,633	57,168,291	79,419,725	57,168,291
Diluted	79,542,715	57,199,204	79,476,574	57,168,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$93,289	$7,281	$129,299	$(8,337)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swaps	—	(991)	7,981	973
Reclassification adjustments included in earnings (1)	(3,413)	5,018	(7,997)	14,733
Total unrealized gain (loss)	(3,413)	4,027	(16)	15,706
Currency translation adjustment, net of tax benefit (expense) of ($64) and ($16) for the three months ended September 30, 2022 and 2021, respectively, and ($210) and ($1) for the nine months ended September 30, 2022, and 2021, respectively	(12,565)	(3,595)	(26,400)	(2,333)
Other comprehensive income (loss)	(15,978)	432	(26,416)	13,373
Comprehensive income	$77,311	$7,713	$102,883	$5,036

(1)    Represents the reclassification of the effective portion of the gain on the Company's interest rate swaps into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet related to the interest rate swap agreements terminated on February 18, 2022. See Note 9 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2022	79,432,321	$79	$800,566	$(324,354)	$2,182	$478,473
Common stock issuance for vesting of restricted stock units and exercise of stock options	50,291	—	803	—	—	803
Net income	—	—	—	93,289	—	93,289
Stock-based compensation	—	—	1,115	—	—	1,115
Other comprehensive loss	—	—	—	—	(15,978)	(15,978)
Balances at September 30, 2022	79,482,612	$79	$802,484	$(231,065)	$(13,796)	$557,702

	Three Months Ended September 30, 2021
	Class A Member Units
	Units	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at June 30, 2021	57,168,291	$590,711	$17,012	$(354,679)	$2,818	$255,862
Net income	—	—	—	7,281	—	7,281
Stock-based compensation	—	—	841	—	—	841
Other comprehensive income	—	—	—	—	432	432
Balances at September 30, 2021	57,168,291	$590,711	$17,853	$(347,398)	$3,250	$264,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2021	79,392,937	$79	$793,382	$(360,364)	$12,620	$445,717
Common stock issuance for vesting of restricted stock units and exercise of stock options	89,675	—	803	—	—	803
Net income	—	—	—	129,299	—	129,299
Stock-based compensation	—	—	8,299	—	—	8,299
Other comprehensive loss	—	—	—	—	(26,416)	(26,416)
Balances at September 30, 2022	79,482,612	$79	$802,484	$(231,065)	$(13,796)	$557,702

	Nine Months Ended September 30, 2021
	Class A Member Units
	Units	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2020	57,168,291	$590,711	$15,360	$(339,061)	$(10,123)	$256,887
Net loss	—	—	—	(8,337)	—	(8,337)
Stock-based compensation	—	—	2,493	—	—	2,493
Other comprehensive income	—	—	—	—	13,373	13,373
Balances at September 30, 2021	57,168,291	$590,711	$17,853	$(347,398)	$3,250	$264,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$129,299	$(8,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,056	56,013
Deferred income taxes	(70,954)	1,933
Amortization of debt issuance costs	2,549	3,139
Amortization of contract assets	3,312	2,782
Amortization of right-of-use assets	2,094	—
Amortization of unrealized gains on terminated interest rate swap agreements	(9,676)	—
Amortization of cloud computing software costs	1,446	—
Stock-based compensation	8,587	2,493
Increase in tax receivable agreement liability	800	—
Other non-cash charges, net	524	(541)
Changes in operating assets and liabilities:
Accounts receivable	(24,521)	(44,715)
Prepaid expenses and other current assets	1,516	(2,327)
Cloud computing software	(23,158)	—
Other non-current assets	(3,934)	(4,157)
Accounts payable	(5,212)	(13,736)
Accrued expenses and other current liabilities	5,498	19,676
Accrued salaries and payroll	3,631	6,194
Operating lease liabilities, net	(4,125)	—
Other non-current liabilities	(805)	626
Net cash provided by operating activities	70,927	19,043
Cash flows from investing activities
Purchases of property and equipment	(3,973)	(5,092)
Capitalized software development	(9,149)	(4,891)
Net cash used in investing activities	(13,122)	(9,983)
Cash flows from financing activities
Repayments of debt	(6,263)	(6,263)
Borrowings on line of credit	—	30,000
Repayments on line of credit	—	(30,000)
Payments for termination of interest rate swap agreements	(18,445)	—
Payment of issuance costs - revolving credit facility	(342)	—
Other financing	—	(1,240)
Net cash used in financing activities	(25,050)	(7,503)
Net increase in cash, cash equivalents and restricted cash	32,755	1,557
Effect of exchange rates	(1,155)	(978)
Cash, cash equivalents and restricted cash
Beginning of period	116,214	24,059
End of period	$147,814	$24,638
Cash paid for
Interest	$27,890	$51,355
Income taxes paid	2,718	787
Supplemental schedule of non-cash activities
Unpaid deferred offering costs	$—	$2,975
Unpaid property and equipment and capitalized software purchases	1,102	468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies

Organization

Description of Business

HireRight GIS Group Holdings LLC (“HGGH”) was formed in July 2018 in connection with the combination of two groups of companies: the HireRight Group and the General Information Services (“GIS”) Group, each of which includes a number of wholly-owned subsidiaries that conduct the Company’s business in the United States, as well as other countries. Since July 2018, the combined group of companies and their subsidiaries have operated as a unified operating company providing screening and compliance services, predominantly under the HireRight brand.

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

Income Tax Receivable Agreement

In connection with the Company’s IPO, the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. During the three months ended September 30, 2022, the Company recognized an expense of $0.8 million related to an increase in the estimated liability pertaining to the TRA as a result of federal return-to-provision adjustments. The expense is included in Other expense, net in the Company’s condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had a total liability of $211.4 million and $210.6 million, respectively, in connection with the projected obligations under the TRA on its condensed consolidated balance sheets.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial statements for the year ended December 31, 2021, included in the Annual Report. Except as noted below and in Note 2 — Recently Issued Accounting Pronouncements regarding leases, there have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the nine months ended September 30, 2022.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Goodwill
The change in goodwill during the nine months ended September 30, 2022 was driven by foreign currency translation, as the U.S. dollar strengthened against the British pound and other currencies.
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
The Company has made an accounting policy election to account for lease and non-lease components in its contracts as a single lease component. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Upon adoption, the Company recorded ROU assets and operating lease liabilities of $9.9 million and $18.9 million, respectively, related to the Company’s operating leases. The adoption of the new lease standard did not materially impact the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022, or the condensed consolidated statements of cash flows for the nine months ended September 30, 2022.
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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which delayed the effective date for this guidance until the fiscal year beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company expects there to be no material impact on the condensed consolidated financial statements from the adoption of this ASU.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Prepaid software licenses, maintenance, and insurance	$10,433	$11,668
Other prepaid expenses and current assets	6,634	6,915
Total prepaid expenses and other current assets	$17,067	$18,583

The components of other non-current assets were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Contract implementation costs	$17,680	$17,242
Other non-current assets	1,131	969
Total other non-current assets	$18,811	$18,211
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
The Company’s operating leases were as follows:

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022
(in thousands)
Right-of-use assets, net	$8,802

Current operating lease liabilities (1)	$5,207
Operating lease liabilities, long-term	11,051
Total operating lease liabilities	$16,258
(1) Current lease liabilities are recorded in other current liabilities on the Company’s condensed consolidated balance sheets.
The components of lease cost are recorded in selling, general, and administrative expenses for the three and nine months ended September 30, 2022 and were as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Operating lease cost	$981	$2,764
Short-term lease cost	137	470
Variable lease cost	12	36
Total lease cost	$1,130	$3,270
Operating lease cost is recognized on a straight-line basis over the lease term.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2022
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$4,193
ROU assets obtained in exchange for operating lease liabilities	$10,896
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were as follows:

September 30, 2022
Weighted-average remaining lease term (in years)	4.22
Weighted-average discount rate	4.6%

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Maturities of the Company’s operating lease liabilities were as follows:

September 30, 2022
(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$1,499
2023	5,958
2024	3,636
2025	2,166
2026	1,357
Thereafter	3,392
Total lease payments	18,008
Less amount representing interest	(1,750)
Total present value of lease liabilities	$16,258
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

As a result of the exit from certain facilities, the Company recorded a cease-use liability in 2021. The cease-use liability of $9.0 million was reclassified and treated as a reduction to the beginning ROU asset recorded upon adoption of ASC 842, Leases, on January 1, 2022. Cease-use costs were $0.2 million during the nine months ended September 30, 2022, and are included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations. No cease-use costs were incurred during the three months ended September 30, 2022. Cease-use costs were $1.5 million during the three and nine months ended September 30, 2021.

Cease-use costs are included in other non-current liabilities and accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The following table summarizes the activity for the liability for cease-use costs for the periods presented:

Cease-use Liability
(in thousands)
Balance at December 31, 2021	$11,588
Cease-use costs	160
Reclassified as a reduction to the beginning ROU asset upon adoption of ASC 842	(9,001)
Accretion of liability	(146)
Payments	(874)
Foreign currency translation	(390)
Balance at September 30, 2022	$1,337

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued data costs	$39,017	$34,632
Litigation settlements (Note 13)	607	3,310
Other (1)	40,243	37,352
Total accrued expenses and other current liabilities	$79,867	$75,294

(1)During the nine months ended September 30, 2022, the Company paid $3.9 million, which was previously held in escrow as of December 31, 2021, as unsecured creditors’ funds pursuant to plans of liquidation and restructurings of predecessor entities.

6. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Wages, benefits and taxes	$18,258	$12,017
Accrued bonus	14,900	17,263
Total accrued salaries and payroll	$33,158	$29,280

7. Debt

The components of debt were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Amended First Lien Term Loan Facility	$701,600	$707,863
Amended Revolving Credit Facility	—	—
Total debt	701,600	707,863
Less: Original issue discount	(1,598)	(1,993)
Less: Unamortized debt issuance costs	(7,087)	(8,837)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$684,565	$688,683

On July 12, 2018, the Company entered into the following credit arrangements:
•a first lien senior secured term loan facility, in an aggregate principal amount of $835.0 million, maturing on July 12, 2025 (“First Lien Term Loan Facility”);

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Amended First Lien Term Loan Facility was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related borrowing commitment was considered modified or extinguished. Accordingly, newly incurred and existing deferred debt issuance costs of $0.4 million and $0.4 million, respectively, will be amortized to interest expense over the new remaining term of the Amended Revolving Credit Facility. Additionally, the Company wrote off unamortized debt issuance costs of $0.1 million related to the modification of the Revolving Credit Facility, which is recorded in interest expense in the condensed consolidated statements of operations.
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

The Company is required to make prepayments on the Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three and nine months ended September 30, 2022 and 2021, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility based on the Company’s excess cash flow.

The Amended First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of September 30, 2022, the Amended First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.

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

As of September 30, 2022, the Company had $143.7 million in available borrowing under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.50% on unutilized commitments under the Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of September 30, 2022 and December 31, 2021, the quarterly fee on unutilized commitments under the Amended Revolving Credit Facility was 0.38% and 0.50%, respectively.

Debt Covenants

The Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the Amended First Lien Facilities for the three and nine months ended September 30, 2022.

The Company is also subject to a springing financial maintenance covenant under the Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of September 30, 2022 and December 31, 2021, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other

Amortization of debt discount and debt issuance costs related to the Amended First Lien Term Loan Facility are included in interest expense in the condensed consolidated statements of operations and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Debt discount amortization	$133	$146	$395	$431
Debt issuance costs amortization	588	658	1,750	1,955
Total debt discount and issuance cost amortization	$721	$804	$2,145	$2,386

In addition, interest expense includes the amortization of debt issuance costs for the Amended Revolving Credit Facility of $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.4 million and $0.3 million, for the nine months ended September 30, 2022 and 2021, respectively. Unamortized debt issuance costs for the Amended Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets.

Interest expense for the three and nine months ended September 30, 2021 includes $4.2 million and $12.4 million, respectively, related to a second lien senior secured term loan facility which was repaid in full on November 3, 2021 using proceeds from the IPO.

The weighted average interest rate on outstanding borrowings as of September 30, 2022 and December 31, 2021 was 4.8% and 4.5%, respectively.

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Amended First Lien Term Loan Facility	$700,002	$684,693	$705,870	$704,550
Amended Revolving Credit Facility	—	—	—	—
Total	$700,002	$684,693	$705,870	$704,550

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
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreements as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms through February 18, 2022, the date the Interest Rate Swap Agreements were terminated, and during the three and nine months ended September 30, 2021. At September 30, 2022 and December 31, 2021, the effective portion of the Interest Rate Swap Agreements was included on the condensed consolidated balance sheets in accumulated other comprehensive income (loss).
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) will be reclassified to earnings as reductions to interest expense through December 31, 2023.
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$—	$5,018	$1,679	$14,733
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense	(3,413)	—	(9,676)	—
Total reclassification adjustments included in earnings	$(3,413)	$5,018	$(7,997)	$14,733

The fair value of the Interest Rate Swap Agreements was as follows:

	December 31, 2021
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(in thousands)
Derivative instruments, current	$—	$16,662	$—	$16,662
Derivative instruments, long-term	—	11,444	—	11,444
Total liabilities measured at fair value	$—	$28,106	$—	$28,106

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
The components of accumulated other comprehensive income (loss) as of September 30, 2022 and December 31, 2021 were as follows:

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2021	$11,823	$797	$12,620
Other comprehensive income (loss)	(16)	(26,400)	(26,416)
Balance at September 30, 2022	$11,807	$(25,603)	$(13,796)

The accumulated net loss in foreign currency translation adjustment primarily reflects the strengthening of the U.S. dollar against the British pound and the Japanese yen.

The Company terminated the Interest Rate Swap Agreements effective February 18, 2022. As of September 30, 2022, $9.8 million of the remaining accumulated other comprehensive income related to hedge accounting is expected to be reclassified into earnings over the next 12 months.

11. Segments and Geographic Information

The Company operates in one reportable segment.

Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percent)
Revenues
United States	$194,081	92.3%	$189,097	92.3%	$582,817	92.3%	$491,490	92.5%
International	16,222	7.7%	15,884	7.7%	48,489	7.7%	40,032	7.5%
Total revenues	$210,303	100.0%	$204,981	100.0%	$631,306	100.0%	$531,522	100.0%

The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	September 30, 2022	December 31, 2021
	(in thousands)
Long-lived assets:
United States	$12,047	$7,154
International	6,247	3,973
Total long-lived assets	$18,294	$11,127

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

In addition to claims related to privacy and background checks, the Company is also subject to other claims and proceedings arising in the ordinary course of its business, including without limitation claims for indemnity by customers and vendors, employment-related claims, and claims for alleged taxes owed, infringement of intellectual property rights, and breach of contract.
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
On November 6, 2020, the Company entered into a settlement agreement related to 24 lawsuits that had been filed in 2009 and 2010 against HireRight Solutions, Inc. (“Old HireRight”), which is the predecessor to the Company’s subsidiary HireRight, LLC, by approximately 1,400 individuals alleging violation of the California Investigative Consumer Reporting Agencies Act by Old HireRight and one of its customers (“Customer”) related to background reports that Old HireRight prepared for the Customer about those individuals.
Pursuant to the settlement agreement the Company paid $11.2 million on November 15, 2021, and the remaining balance of $0.3 million on March 31, 2022. No amounts related to the settlement agreement are accrued at September 30, 2022.
While Old HireRight’s insurer has denied coverage, the Company believes it has valid claims against the carrier and is pursuing those claims. Any insurance recovery would defray the cost of the settlement to HireRight, LLC, but at this time the Company is not able to assess the likelihood or amount of any potential insurance recovery.

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues
Service revenues	$151,256	$152,332	$451,184	$395,624
Surcharge revenues	59,047	52,649	180,122	135,898
Total revenues	$210,303	$204,981	$631,306	$531,522

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs and the related amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations, respectively. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.1 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2021, respectively. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.

15. Income Taxes

Income tax expense and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$23,585	$7,930	$60,843	$(5,383)
Income tax (benefit) expense	(69,704)	649	(68,456)	2,954
Effective tax rate	(295.5)%	8.2%	(112.5)%	54.9%

In general, with certain exceptions, ASC 740-270, Income Taxes, requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period. For the three and nine months ended September 30, 2022, the Company has net income before income taxes and used an estimated annual effective tax rate to compute the income tax provision. However, due to operating losses for the nine months ended September 30, 2021, the Company determined that it was unable to reliably estimate its annual effective tax rate. As such, for the three and nine months ended September 30, 2021, the Company used a discrete method, which reflected the actual tax attributable to year-to-date earnings and losses for the period.

The Company recorded income tax benefit of $69.7 million and income tax expense of $0.6 million for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 was negative 295.5% compared to 8.2% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022, differs from the Federal statutory rate of 21%

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
primarily due to the release of federal and state valuation allowances during the quarter as discussed below, state taxes, and U.S. tax on foreign operations. The effective tax rate for the three months ended September 30, 2021 differs from the Federal statutory rate of 21% primarily due to valuation allowances and state taxes.

The Company recorded income tax benefit of $68.5 million and income tax expense of $3.0 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 was negative 112.5% compared to 54.9% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022, differs from the Federal statutory rate of 21% primarily due to the release of federal and state valuation allowances during the quarter as discussed below, state taxes, and U.S. tax on foreign operations. The effective tax rate for the nine months ended September 30, 2021 differs from the Federal statutory rate of 21% primarily due to revaluation of deferred taxes in the United Kingdom, valuation allowances and state taxes.

The Company’s net U.S. federal and state deferred tax assets were previously fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill, primarily as a result of the Company’s lack of U.S. earnings history and cumulative loss position. The Company prepares a quarterly analysis of its deferred tax assets which considers positive and negative evidence, including its cumulative income (loss) position, revenue growth, continuing and improved profitability, and expectations regarding future profitability. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

The Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the three months ended September 30, 2022. In making the determination to release the valuation allowance, the Company considered its movement into a cumulative income position for the most recent three-year period, the significant decrease in interest expense from the paydown of debt in the fourth quarter of 2021 using IPO proceeds, its seventh consecutive quarter of operating income, forecasts for future earnings for its U.S. operations, and other factors. The release of the valuation allowance resulted in a non-cash deferred tax benefit of $70.2 million, which materially decreased the Company’s income tax expense during the three months ended September 30, 2022.

On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. Among other things, the Act imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The Company is still in the process of analyzing the provisions of the Act. The Company does not currently expect the Inflation Reduction Act to have a material impact on the condensed consolidated financial statements.

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
On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), which became effective on October 28, 2021. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights,

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
restricted stock awards, restricted stock units (“RSU”), other stock-based awards, other cash-based awards or any combination of the foregoing to eligible employees, consultants, directors, and officers. At September 30, 2022, 6,332,851 shares were available for issuance under the Omnibus Incentive Plan.
Modification of Certain Pre-IPO Equity Awards
The stock option awards issued prior to the Company’s IPO pursuant to the Equity Plan had vesting schedules based either upon continued service (“Time-Vesting Options”), or upon attainment of specified levels of cash-on-cash return to the Company’s pre-IPO investors as a multiple of invested capital (“MOIC”) on their investments in the Company (“Performance-Vesting Options”). On March 19, 2022, the compensation committee of the Company’s Board of Directors approved a modification of outstanding Performance-Vesting Options to vest based solely on continued service rather than MOIC attainment. Under the modified vesting terms, the amended Performance-Vesting Options vest quarterly starting March 31, 2022 and ending December 31, 2024 based solely on continued service.
Stock-Based Compensation Expense
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Selling, general and administrative	$1,089	$841	$8,083	$2,493
Cost of services (exclusive of depreciation and amortization)	193	—	504	—
Total stock-based compensation expense	$1,282	$841	$8,587	$2,493
Equity Plan Awards (Pre-IPO)
For stock options issued under the Equity Plan that were outstanding and unvested as of September 30, 2022, the Company expects to recognize future compensation expense of $6.0 million over a weighted average remaining vesting period of 2.19 years.
Omnibus Incentive Plan Awards
During the three months ended September 30, 2022, the Company determined that it is no longer probable that the target performance conditions will be achieved for certain awards granted under the Omnibus Incentive Plan during the three months ended March 31, 2022. Accordingly, the Company reversed $1.8 million of previously recognized stock-based compensation expense and no stock-based compensation expense was recognized in the current period for these awards.
The Company granted 1,167,199 options during the nine months ended September 30, 2022 under the Omnibus Incentive Plan, with a weighted-average grant date fair value of $5.14 calculated using the Black-Scholes option valuation model. For options under the Omnibus Incentive Plan outstanding and unvested as of September 30, 2022, the Company expects to recognize future compensation expense of $14.2 million over a weighted average remaining vesting period of 2.70 years.
The Company granted 1,134,464 RSUs with a weighted-average grant date fair value of $15.30 per share during the nine months ended September 30, 2022 under the Omnibus Incentive Plan. For RSUs outstanding and unvested

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
as of September 30, 2022, the Company expects to recognize future compensation expense of $11.5 million over a weighted average remaining vesting period of 2.99 years.
On June 1, 2022, the Company approved a grant of a total of 422,143 RSUs with a grant-date fair value of $14.45 per unit. A portion of these RSUs may vest upon the achievement of a series of goal-based performance milestones, and the balance of these RSUs may vest based upon achievement of all aggregated milestones by a final target date, followed by subsequent continued service for a specified period of time. The fair value of these awards, until vested, is included in accrued expenses and other current liabilities and other non-current liabilities in the condensed consolidated balance sheets. The Company measures stock-based compensation cost for liability classified awards based on the fair value of the award at each quarterly reporting date and recognizes the expense over the vesting period. The expected stock-based compensation expense of these June 1, 2022 approved RSUs is $6.1 million, which is expected to be recognized over the period from grant date through April 2024.
For the three and nine months ended September 30, 2022, compensation expense associated with these awards totaled $0.3 million and $0.4 million, respectively.
Employee Stock Purchase Plan
The first offering period for the Company’s Employee Stock Purchase Plan (“ESPP”) began on May 20, 2022 and will continue for six months until the purchase date on November 19, 2022. Thereafter, offerings will begin on November 20 and May 20 and will end on the following May 19 and November 19, respectively. Such shares will be purchased at an amount equal to 85% of the fair market value of a share on (i) the purchase date or (ii) the offering date, whichever amount is lower; provided, that the purchase price will in no event be less than the par value of a share.
The Company recognized $0.1 million and $0.2 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total unrecognized compensation expense related to the ESPP was $0.1 million, which will be recognized on a straight-line basis over a weighted-average remaining period of 0.14 years.

17. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of outstanding shares during the period.

The weighted average outstanding shares may include potentially dilutive options. Diluted net income (loss) per share includes the effects of potentially dilutive awards. For the three and nine months ended September 30, 2022, there were 6,630,588, and 6,799,424 potentially dilutive awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect. For the three and nine months ended September 30, 2021, there were 3,927,359 potentially dilutive awards, which were excluded from the calculation of diluted EPS because including them would have had an anti-dilutive effect.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$93,289	$7,281	$129,299	$(8,337)
Denominator:
Weighted average shares outstanding - basic	79,459,633	57,168,291	79,419,725	57,168,291
Effect of dilutive options	83,082	30,913	56,849	—
Weighted average shares outstanding - diluted	79,542,715	57,199,204	79,476,574	57,168,291

Net income (loss) per share:
Basic	$1.17	$0.13	$1.63	$(0.15)
Diluted	$1.17	$0.13	$1.63	$(0.15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations together with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements for the fiscal year ended December 31, 2021, as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2022 (“Annual Report”). The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described immediately below.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements within the meaning of the federal securities laws. You can often identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, or by their use of words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “seek,” “could,” “targets,” “potential,” “may,” “will,” “should,” “can have,” “likely,” “continue,” and other terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, profitability, net income (loss), adjusted EBITDA, adjusted EBITDA margin, adjusted net income, earnings per share, adjusted diluted earnings per share, and cash flow; strategic objectives; investments in our business, including development of our technology and introduction of new offerings; sales growth and customer relationships; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; future operational performance; pending or threatened claims or regulatory proceedings; and factors that could affect these and other aspects of our business.

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

Factors that could affect the outcome of the forward-looking statements include, among other things, our vulnerability to adverse economic conditions, including without limitation inflation and recession, which could increase our costs and suppress labor market activity and our revenue; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws, emerging restrictions on background reporting due to alleged discriminatory impacts and adverse social consequences, and other evolving regulations and cross-border data transfer restrictions may increase our costs, limit the use or value of our services and adversely affect our business; our ability to maintain our professional reputation and brand name; the impacts, direct and indirect, of the COVID‐19 pandemic on our business, our personnel and vendors, and the overall economy; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K filed with the SEC on March 21, 2022, in particular the sections of that document entitled "Risk Factors," "Forward-Looking Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Business Overview

HireRight is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 39,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2021, we screened over 29 million job applicants, employees and contractors for our customers and processed over 110 million screens.

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

Factors Affecting Our Results of Operations

Economic Conditions
Our business is impacted by the overall economic environment and total employment and hiring. The rapidly changing dynamics of the global workforce are creating increased complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. We have benefited from key demand drivers, which increase the need for more flexible, comprehensive screening and hiring solutions in the current environment. Our customers are a diverse set of organizations, from large-scale multinational businesses to small and medium businesses across a broad range of industries, including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience.

While we have benefited from the changing dynamics of the labor market as well as a strong hiring environment, there continues to be uncertainty around the near term macroeconomic environment. This uncertainty stems from high inflation, volatile energy prices, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. Each of these drivers has its own adverse impact and the outlook for our business remains uncertain. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. A sustained recession will have an adverse impact on the global hiring market and therefore the demand for our services. Slowing demand for our services will adversely affect our future results. Additionally rising interest rates will lead directly to higher interest expense. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Inflation Risk” for additional information on the impact of inflation on our business. Although the majority of our cost of services are variable in nature and will move in tandem with revenue increases or decreases, there can be no assurance that we can reduce our cost of services in proportion to changes in revenue. The Company has taken steps to continue to improve its profitability, including the impact of lowering interest expense through the voluntary repayment of debt.

The Company’s net U.S. federal and state deferred tax assets were previously fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill, primarily as a result of the Company’s lack of U.S. earnings history and cumulative loss position. The Company prepares a quarterly analysis of its deferred tax assets which considers positive and negative evidence, including its cumulative income (loss) position, revenue growth, continuing and improved profitability, and expectations regarding future profitability. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.

Even though there are factors creating uncertainty in the future financial results of the business as described above, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the three months ended September 30, 2022. In making the determination to release the valuation allowance, the Company considered its movement into a cumulative income position for the most recent three-year period, the significant decrease in its interest expense from the paydown of debt in the fourth quarter of 2021 using IPO proceeds, its seventh consecutive quarter of operating income, forecasts of future earnings for its U.S. operations, and other factors. The release of the valuation allowance resulted in a non-cash deferred tax benefit of $70.2 million, which materially decreased the Company’s income tax expense during the three months ended September 30, 2022.

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
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements, as defined below, prior to their stated termination dates. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet will be reclassified to earnings as reductions to interest expense through December 31, 2023. See “Liquidity and Capital Resources — Interest Rate Swaps” below for additional information.
Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 28% of revenues for each of the three and nine months ended September 30, 2022 and 32% and 29% of revenues for the three and nine months ended September 30, 2021, respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 3% of revenues during each of the three and nine months ended September 30, 2022, and

5% of revenues during each of the three and nine months ended September 30, 2021. Technology, healthcare, financial services, and transportation customers represent the largest contributors to revenues. Revenues for the three and nine months ended September 30, 2022, from these customers increased 5% and 24%, respectively, over the prior year periods.
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
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, gains and losses on asset disposal, foreign exchange gains and losses, as well as other expenses. The majority of our receivables and payables are denominated in U.S. dollars, but we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Therefore, increases or decreases in the value of the U.S. dollar against other currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenue in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not generally deemed material to our financial performance.
Income tax expense consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.
Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2022 and 2021

The following tables present operating results for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021
	(in thousands, except percent of revenues)
Revenues	$210,303	100.0%	$204,981	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	110,848	52.7%	111,328	54.3%
Selling, general and administrative	49,378	23.5%	47,652	23.2%
Depreciation and amortization	17,946	8.5%	19,531	9.5%
Total expenses	178,172	84.7%	178,511	87.1%
Operating income	32,131	15.3%	26,470	12.9%

Other expenses
Interest expense	8,457	4.0%	18,518	9.0%
Other expense, net	89	—%	22	—%
Total other expenses, net	8,546	4.1%	18,540	9.0%
Income before income taxes	23,585	11.2%	7,930	3.9%
Income tax (benefit) expense	(69,704)	(33.1)%	649	0.3%
Net income	$93,289	44.4%	$7,281	3.6%

	Nine Months Ended September 30,
	2022		2021
	(in thousands, except percent of revenues)
Revenues	$631,306	100.0%	$531,522	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	343,241	54.4%	295,832	55.7%
Selling, general and administrative	152,032	24.1%	130,261	24.5%
Depreciation and amortization	54,056	8.6%	56,013	10.5%
Total expenses	549,329	87.0%	482,106	90.7%
Operating income	81,977	13.0%	49,416	9.3%

Other expenses
Interest expense	20,971	3.3%	54,674	10.3%
Other expense, net	163	—%	125	—%
Total other expenses, net	21,134	3.3%	54,799	10.3%
Income (loss) before income taxes	60,843	9.6%	(5,383)	(1.0)%
Income tax (benefit) expense	(68,456)	(10.8)%	2,954	0.6%
Net income (loss)	$129,299	20.5%	$(8,337)	(1.6)%

Revenues
Revenues for the three months ended September 30, 2022 increased to $210.3 million, an increase of $5.3 million, or 2.6%, from the prior-year period, primarily driven by increases in surcharge revenues. Surcharge revenues increased due to price increases. Revenues from international and United States regions increased by $0.3 million, or 2.1%, and by $5.0 million, or 2.6%, respectively, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The strengthening of the U.S. dollar against the British pound in the three months ended September 30, 2022, compared to the same period in 2021 had an unfavorable impact on revenue from international regions. On a constant currency basis, United Kingdom revenues would have been $2.0 million higher than actual revenues. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparable period.
Revenues for the nine months ended September 30, 2022 increased to $631.3 million, an increase of $99.8 million, or 18.8%, from prior-year period, primarily driven by higher order volume and higher average order values associated with existing customers and sales to new customers. Revenues from international and United States regions increased by $8.5 million, or 21.1%, and by $91.3 million, or 18.6%, respectively, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. For the same reasons noted in the preceding paragraph, on a constant currency basis, United Kingdom revenues would have been $3.5 million higher than actual revenues for the nine months ended September 30, 2022.
Cost of Services (exclusive of depreciation and amortization)
Cost of services for the three months ended September 30, 2022 decreased to $110.8 million, a decrease of $0.5 million, or 0.4%, from the prior-year period, primarily due to lower average labor costs per background screen partially offset by increased data supplier costs and increased fringe benefit programs to keep up with market conditions. Cost of services as a percent of revenues decreased to 52.7% for the three months ended September 30, 2022, compared to 54.3% for the three months ended September 30, 2021, primarily driven by lower average labor costs per background screen as a result of process improvements associated with our ongoing technology initiatives as well as an increase in the use of offshore labor.
Cost of services for the nine months ended September 30, 2022 increased to $343.2 million, an increase of $47.4 million, or 16.0%, from the prior-year period, primarily due to higher volumes and increased incentive compensation and fringe benefit programs to keep up with market conditions. For the same reasons noted in the preceding paragraph, cost of services as a percent of revenues decreased to 54.4% for the nine months ended September 30, 2022, compared to 55.7% for the nine months ended September 30, 2021.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2022 increased $1.7 million to $49.4 million primarily due to increases in personnel costs of $3.4 million and increases in professional service fees of $1.3 million, partially offset by a decrease in facility related expenses of $2.7 million. Of the $3.4 million increase in personnel costs, $3.2 million was related to increased salary expenses, incentive compensation and fringe benefit programs. SG&A as a percent of revenues for the three months ended September 30, 2022 increased to 23.5% from 23.2% for the three months ended September 30, 2021.
SG&A expenses for the nine months ended September 30, 2022 increased $21.8 million to $152.0 million primarily due to increases in personnel costs of $19.1 million, investments in technology of $3.3 million, and the addition of public company costs of $3.2 million. Of the $19.1 million increase in personnel costs, $5.6 million was related to stock-based compensation and $13.5 million was related to increased salary expenses, incentive compensation and fringe benefit programs. The increases were partially offset by a decrease in facility related expenses of $4.9 million. SG&A as a percent of revenues for the nine months ended September 30, 2022 decreased slightly to 24.1% from 24.5% for the nine months ended September 30, 2021.
The increases in personnel costs in both periods were attributable to responses to increases in market compensation rates, the increased use of stock-based compensation following our initial public offering in November 2021, and staffing to support growth. Our initial public offering also drove the addition of public company costs including incremental audit, accounting and legal fees as well as premiums for increased insurance coverage, which were not present in the 2021 periods but which will continue. The increases in SG&A expenses were partially offset in each period by decreases in various other costs, including a reduction of facility expenses resulting from exiting unused office space during 2021.
Interest Expense
Interest expense decreased by $10.1 million to $8.5 million for the three months ended September 30, 2022, and by $33.7 million to $21.0 million for the nine months ended September 30, 2022. The decreases in both periods were primarily due to a reduction in outstanding indebtedness under our credit facilities as a result of voluntary principal prepayments using IPO proceeds during the fourth quarter of 2021, and scheduled principal repayments. Interest expense for the three and nine months ended September 30, 2021 includes $4.2 million and $12.4 million, respectively, related to a second lien senior secured term loan facility which was repaid on November 3, 2021. Additionally, reclassifications from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet of unrealized gains related to the terminated Interest Rate Swap Agreements, reduced interest expense by $3.4 million and $9.7 million during the three and nine months ended September 30, 2022, respectively. The decreases for the three and nine months ended September 30, 2022 were partially offset by increased interest expense of $3.7 million and $4.9 million, respectively, associated with rising interest rates during those periods.
Income Tax (Benefit) Expense
The effective tax rate for the three months ended September 30, 2022, was negative 295.5% compared to 8.2% for the three months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022, was negative 112.5% compared to 54.9% for the nine months ended September 30, 2021. The effective tax rate for the three and nine month periods ended September 30, 2022, compared to the prior year periods, changed primarily due to the release of the federal and state valuation allowances in 2022 and revaluation of deferred taxes in the United Kingdom in 2021.
The effective tax rate for the three and nine months ended September 30, 2022, differs from the Federal statutory rate of 21% primarily due to the release of federal and state valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the three months ended September 30, 2021, differs from the Federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations. The effective tax rate for the nine months ended September 30, 2021, differs from the Federal statutory rate of 21% primarily due to the revaluation of deferred taxes in the United Kingdom.

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
Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents, as applicable for the period, net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. Adjusted EBITDA and Adjusted EBITDA margin are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$93,289	$7,281	$129,299	$(8,337)
Income tax (benefit) expense (1)	(69,704)	649	(68,456)	2,954
Interest expense	8,457	18,518	20,971	54,674
Depreciation and amortization	17,946	19,531	54,056	56,013
EBITDA	49,988	45,979	135,870	105,304
Stock-based compensation	1,282	841	8,587	2,493
Realized and unrealized (gain) loss on foreign exchange	(780)	24	(795)	125
Merger integration expenses (2)	—	193	205	1,174
Technology investments (3)	559	1,690	559	1,690
Amortization of cloud computing software costs (4)	980	—	1,446	—
Other items (5)	1,943	2,895	3,501	6,659
Adjusted EBITDA	$53,972	$51,622	$149,373	$117,445
Net income (loss) margin (6)	44%	4%	20%	2%
Adjusted EBITDA margin	26%	25%	24%	22%

(1)During the three months ended September 30, 2022, the Company determined sufficient positive evidence existed to reverse the Company’s valuation allowance attributable to the deferred tax assets associated with the Company’s operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $70.2 million, which materially decreased the Company’s income tax expense during the three and nine months ended September 30, 2022.
(2)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(3)Technology investments represent discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies.
(4)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems incurred in connection with our platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies. This expense is not included in depreciation and amortization above.
(5)Other items include (i) costs of $0.4 million and $1.7 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system during the three and nine months ended September 30, 2022, respectively, (ii) $1.0 million and $1.6 million of severance costs during the three and nine months ended September 30, 2022, respectively, and (iii) $0.4 million related to professional services fees not related to core operations for the three and nine months ended September 30, 2022, and (iv) $0.2 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the nine months ended September 30, 2022. These costs were partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the nine months ended September 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business. Other items for the three and nine months ended September 30, 2021 include (i) $1.1 million and $4.3 million, respectively, related to the preparation of the Company’s initial public offering during 2021, (ii) $1.5 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the three and nine months ended September 30, 2021, and (iii) costs of $0.3 million and $0.8 million associated with the implementation of an ERP system during the three and nine months ended September 30, 2021.
(6)Net income (loss) margin represents net income (loss) divided by revenues for the period.

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

The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$93,289	$7,281	$129,299	$(8,337)
Income tax (benefit) expense (1)	(69,704)	649	(68,456)	2,954
Income (loss) before income taxes	23,585	7,930	60,843	(5,383)
Amortization of acquired intangible assets	15,353	16,226	46,335	47,518
Interest expense swap adjustments (2)	(3,413)	—	(9,676)	—
Interest expense discounts (3)	790	1,057	2,549	3,139
Stock-based compensation	1,282	841	8,587	2,493
Realized and unrealized (gain) loss on foreign exchange	(780)	24	(795)	125
Merger integration expenses (4)	—	193	205	1,174
Technology investments (5)	559	1,690	559	1,690
Amortization of cloud computing software costs (6)	980	—	1,446	—
Other items (7)	1,943	2,895	3,501	6,659
Adjusted income before income taxes	40,299	30,856	113,554	57,415
Adjusted income taxes (8)	(71,216)	662	(70,951)	2,533
Adjusted Net Income	$111,515	$30,194	$184,505	$54,882

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Diluted net income (loss) per share	$1.17	$0.13	$1.63	$(0.15)
Income tax (benefit) expense (1)	(0.88)	0.01	(0.86)	0.05
Amortization of acquired intangible assets	0.19	0.29	0.58	0.83
Interest expense swap adjustments (2)	(0.04)	—	(0.12)	—
Interest expense discounts (3)	0.01	0.02	0.03	0.06
Stock-based compensation	0.02	0.01	0.11	0.04
Realized and unrealized loss on foreign exchange	(0.01)	—	(0.01)	—
Merger integration expenses (4)	—	—	—	0.02
Technology investments (5)	0.01	0.03	0.01	0.03
Amortization of cloud computing software costs (6)	0.01	—	0.02	—
Other items (7)	0.02	0.05	0.04	0.12
Adjusted income taxes (8)	0.90	(0.01)	0.89	(0.04)
Adjusted Diluted Earnings Per Share	$1.40	$0.53	$2.32	$0.96

Weighted average number of shares outstanding - diluted	79,542,715	57,199,204	79,476,574	57,168,291

(1)During the three months ended September 30, 2022, the Company determined sufficient positive evidence existed to reverse the Company’s valuation allowance attributable to the deferred tax assets associated with the Company’s operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $70.2 million, which materially decreased the Company’s income tax expense during the three and nine months ended September 30, 2022.
(2)Interest expense swap adjustments consist of amortization of unrealized gains on the terminated Interest Rate Swap Agreements, which will be recognized through December 2023 as a reduction in interest expense.

(3)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(4)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(5)Technology investments represent discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies.
(6)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems incurred in connection with our platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies. This expense is not included in depreciation and amortization above.
(7)Other items include (i) costs of $0.4 million and $1.7 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system during the three and nine months ended September 30, 2022, respectively, (ii) $1.0 million and $1.6 million of severance costs during the three and nine months ended September 30, 2022, respectively, and (iii) $0.4 million related to professional services fees not related to core operations for the three and nine months ended September 30, 2022, and (iv) $0.2 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the nine months ended September 30, 2022. These costs were partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the nine months ended September 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business. Other items for the three and nine months ended September 30, 2021 include (i) $1.1 million and $4.3 million, respectively, related to the preparation of the Company’s initial public offering during 2021, (ii) $1.5 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the three and nine months ended September 30, 2021, and (iii) costs of $0.3 million and $0.8 million associated with the implementation of an ERP system during the three and nine months ended September 30, 2021.
(8)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates. An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate, net of applicable adjustments for valuation allowances, which was used to compute Adjusted Net Income for the periods presented. Due to the existence of a U.S. tax valuation allowance, the tax impact of the pre-tax adjustments for the three and nine months ended September 30, 2021 is immaterial. During the three months ended September 30, 2022, the Company determined sufficient positive evidence existed to reverse the Company’s valuation allowance attributable to the deferred tax assets associated with the Company’s operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $70.2 million, which materially decreased the Company’s income tax expense during the three and nine months ended September 30, 2022. As a result of the reversal of the valuation allowance, the U.S. tax provision for the remainder of the year is expected to be immaterial.

Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs and other tax attributes, for which the Company recognized an estimated total liability of $211.4 million as of September 30, 2022. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Unrestricted cash and cash equivalents as of September 30, 2022 was $146.5 million. As of September 30, 2022, cash held in foreign jurisdictions was approximately $17.1 million and is primarily related to international operations.
Restricted cash of $1.3 million as of September 30, 2022 consists primarily of $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018.
Debt
The Company currently has two long-term debt arrangements:
•The Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a LIBOR variable rate (3.12% at September 30, 2022) + 3.75%, maturing on July 12, 2025. Total principal outstanding on our debt was $701.6 million as of September 30, 2022 and $707.9 million as of December 31, 2021.
•The Amended Revolver Credit Facility, a first lien senior secured revolving credit facility in an aggregate principal amount of up to $145.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a SOFR variable rate (2.47% at September 30, 2022) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Term Loan Facility. The Company had $143.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of September 30, 2022.
The Amended First Lien Term Loan Facility includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was in compliance with the covenants under the Amended First Lien Facilities for the three and nine months ended September 30, 2022.

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

Operating Commitments

As of September 30, 2022, the Company had purchase obligations to various parties of approximately $28.9 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2023, and approximately $25.8 million of the total is expected to be paid within one year. Our obligations as of September 30, 2022, have increased from $21.7 million as of December 31, 2021, due to the extension of a service agreement with one of the Company’s current vendors.
In addition to our regular capital expenditures, we expect to invest approximately $45 to $50 million in a capital expenditure program, expected to extend through the end of fiscal year 2023 to continue to enhance our operating systems and technologies to improve operational efficiency. We expect that cash flow from operations and current cash balances, together with available borrowings under the Amended Revolving Credit Facility, will be sufficient to meet operating requirements as well as the obligations under the TRA through the next twelve months. Although we believe we have adequate sources of liquidity over the long term, cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, market and or competitive pressures, unanticipated liabilities, or other significant changes in business environment. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.
Cash Flow Analysis
Comparison of Cash Flows for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021.
The following table sets forth a summary of our condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$70,927	$19,043
Net cash used in investing activities	(13,122)	(9,983)
Net cash used in financing activities	(25,050)	(7,503)
Net increase in cash, cash equivalents and restricted cash	$32,755	$1,557
Operating Activities

Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $70.9 million for the nine months ended September 30, 2022 compared to cash provided by operating activities of $19.0 million for the nine months ended September 30, 2021. The increase in cash provided by operating activities was due primarily to higher net income for the current period compared to the prior year period, partly offset by the tax benefit from the release of the valuation allowance and higher use of cash for working capital which includes our expenditures related to our cloud computing platform modernization and automation efforts.
Investing Activities
Cash used in investing activities was approximately $13.1 million during the nine months ended September 30, 2022, compared to approximately $10.0 million during the nine months ended September 30, 2021. The increase was due primarily to increases in capitalized software development costs under our program to enhance operational efficiencies compared to the prior period, partly offset by a decrease of purchases of property and equipment.
Financing Activities
Cash used in financing activities was approximately $25.1 million for the nine months ended September 30, 2022 compared to cash used in financing activities of approximately $7.5 million during the nine months ended September 30, 2021. The increase was due primarily to the $18.4 million payment related to the termination of the Interest Rate Swap Agreements, as defined below. Mandatory repayments on our debt facilities were $6.3 million in in each of the nine months ended September 30, 2022 and 2021.
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
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms through February 18, 2022, the date the Interest Rate Swap Agreements were terminated, and during the three and nine months ended September 30, 2021. At September 30, 2022 and December 31, 2021, the effective portion of the Interest Rate Swap

Agreements was included on the condensed consolidated balance sheets in accumulated other comprehensive income (loss).
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) will be reclassified to earnings as reductions to interest expense through December 31, 2023.
Off-Balance Sheet Arrangements
As of September 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of the outstanding balance under the Amended First Lien Term Loan Facility, as well as any borrowings under the Amended Revolving Credit Facility. Primary exposures include movements in LIBOR and SOFR. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
As of September 30, 2022, the outstanding principal balance of $701.6 million on the Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.0 million.
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
Foreign Exchange Risk
The majority of our revenue is denominated in U.S. dollars; however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our statements of operations and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and generate revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.
Inflation Risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. However, recent growth in inflation may increase our operating costs. In response to high inflation rates, the Federal Reserve has been raising interest rates and has indicated that it foresees further interest rate increases throughout the year and into next year. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on the evaluation of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting as described below.
(b) Material weaknesses in internal control over financial reporting
In preparing our financial statements, management of the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2020. These material weaknesses continued to exist as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:
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
•We hired several accounting and finance personnel with the appropriate level of public accounting knowledge and experience.
•We engaged a nationally recognized public accounting firm that assisted us in creating comprehensive process narratives and Company policies and procedures.
•Our Internal Audit team, along with a third-party consultant, assisted us in evaluating our internal control over financial reporting (“ICFR”) and made several recommendations for findings noted. We enhanced our controls and documentation support based on these recommendations.
•We implemented a new ERP system to assist us in processing transactions more efficiently and effectively. The new ERP system provides significant enhancements to our internal control and reporting environment.
•We have designed and implemented controls related to user provisioning and maintenance to ensure access is restricted to appropriate personnel. In addition, we have strengthened procedures and controls around program change management and computer operations.
While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, the newly implemented controls have not been in place and operating for a sufficient period to evaluate if the material weakness has been remediated. Therefore, these material weaknesses have not been remediated as of September 30, 2022.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to claims, investigations, audits, and enforcement proceedings by private plaintiffs, third parties the Company does business with, and federal, state and foreign authorities charged with overseeing the enforcement of laws and regulations that govern the Company’s business. In the U.S., most of these matters arise under the federal Fair Credit Reporting Act and various state and local laws focused on privacy and the conduct and content of background reports. In addition to claims related to privacy and background checks, the Company is also subject to other claims and proceedings arising in the ordinary course of its business, including without limitation claims for indemnity by customers and vendors, employment-related claims, and claims for alleged taxes owed, infringement of intellectual property rights, and breach of contract. The Company and its subsidiaries are not party to any pending legal proceedings that the Company believes to be material.
See “Part I, Item 1. Financial Statements (unaudited) - Note 13 — Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information on legal proceedings.
Item 1A. Risk Factors

Current macroeconomic conditions are volatile and the near-term macroeconomic outlook is uncertain due to high inflation, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages.
Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. We may not be able to raise our pricing sufficiently to offset increased costs, for competitive reasons or because some of our customer agreements limit price increases. Further, portions of our costs are relatively fixed so it may not be possible for us to cut costs quickly or deeply enough to keep cost increases from adversely affecting our margins.
In response to high inflation, the Federal Reserve has been raising interest rates and has indicated that it foresees further interest rate increases. Higher interest rates increase our interest expense on variable-rate borrowings under our credit facilities. Further, interest rate hikes or other factors could lead to recessionary conditions, which could adversely affect the global hiring market and therefore the demand for our services.
Customers have begun to react to these uncertainties by reducing hiring, which in turn causes uncertainty in our near-term revenue outlook.
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
Date: November 3, 2022

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2022

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)