Form 10-K
period 2022-12-31
HireRight Holdings Corp
filed 2023-03-10
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to

Commission File Number 001-40982
HireRight Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware	83-1092072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Centerview Drive, Suite 300	Nashville	Tennessee	37214
(Address of Principal Executive Offices)			(Zip Code)
(615) 320-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	HRT	New York Stock Exchange
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
Large accelerated filer☐ Accelerated filer☒ Non-accelerated filer☐ Smaller reporting company☐ Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The registrant had outstanding 77,046,086 shares of common stock as of March 2, 2023.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $444.9 million, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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
•We rely upon third party sources for the data we need to deliver our services, commercial providers of applicant tracking and human capital management systems for integration with many of our customers, and other vendors to help us fulfill our obligations to our customers. In some cases those third parties are the only source of the data or services they provide, and they may increase the prices they charge us, fail to perform their obligations to us, or terminate their relationships with us. We may also be liable for their mistakes.
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
•We can incur significant liability for erroneously omitting information we should have included in background reports we prepare.
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

•We have significant technology development operations in Estonia, exposing us to geopolitical risks, such as the ongoing conflict between Russia and Ukraine, that may be difficult to manage.
•We must successfully use data to train our proprietary machine-learning models, and failure of our machine-learning models to operate properly or as we expect them to, could violate applicable law or cause us to inaccurately evaluate applicant information.
•Changes to the availability and permissible uses of consumer data may reduce demand for our services.
•We operate in an intensely competitive market, and we may not be able to develop and maintain competitive advantages necessary to support our growth and profitability.
•We must improve our operating capabilities and profitability to continue to compete successfully.
•Our business is vulnerable to economic downturns and recent macroeconomic volatility has caused customers to adopt more cautious hiring practices, negatively affecting our revenue outlook.
•Inflation has resulted in increased data costs, employment expenses, and interest expense under our variable rate borrowings. Recessionary conditions resulting from regulatory efforts to control inflation could adversely affect the global hiring market and therefore the demand for our services.
•If we fail to enhance and expand our technology and services to improve efficiency and meet customer needs and preferences or if the market does not adopt our new services, our competitiveness and operating results will suffer.
•Our substantial indebtedness imposes repayment obligations and restrictive covenants that may limit our ability to pursue strategic initiatives, increases in market interest rates will increase our interest expense under our credit facilities, we may not be able to generate sufficient cash flow to service all of our indebtedness, and we may not be able to refinance our existing indebtedness on favorable terms, if at all.
•We may require additional capital to support our business, which we may not be available on reasonable terms or at all.
•We expect we will be required to pay approximately $210.5 million to certain pre-IPO equityholders or their transferees for certain tax benefits over a period of approximately 12 years pursuant to the tax receivable agreement (“TRA”) we entered into in connection with our initial public offering (“IPO”). In certain cases, payments under the TRA may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.
•Failure to successfully execute our international plans will adversely affect our growth and operating results, and operating in multiple countries requires us to comply with complex and evolving legal and regulatory requirements that require investment in compliance resources and expose us to legal risk.
•Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses.
•Investment funds managed by General Atlantic and investment funds managed by Stone Point (together, the “Principal Stockholders”) may have interests that conflict with other stockholders.
•If we fail to maintain effective internal control over financial reporting our investors could lose confidence in us and we might not be able to accurately report our financial results or prevent fraud.
•Our operating results and stock price may be volatile.
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

PART I
ITEM 1. BUSINESS
Company Overview
HireRight Holdings Corporation (collectively “HireRight”, the “Company”, “we,” “us,” “our,” and similar references) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 38,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2022, we screened over 24 million job applicants, employees and contractors for our customers and processed over 107 million screens.
We believe that workforce risk management and compliance is a mission-critical function for all types of organizations. The rapidly changing dynamics of the global workforce are creating increased complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. Our customers are a diverse set of organizations, from large-scale multinational businesses (“enterprise”) to small and medium-sized businesses (“SMB”), across a broad range of industries, including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience. Our value proposition is evident in the long-standing customer relationships that we have developed, with an average customer tenure of nine years.
Our unified global software and data platform comprises a versatile set of software-based systems and databases that work together in support of the specific risk management and compliance objectives of any organization, regardless of size. Our customers and their applicants access our unified global platform through HireRight Screening Manager and HireRight Applicant Center, respectively. Our unified global platform also seamlessly integrates through the HireRight Connect application programming interface (“API”) with nearly all third-party HCM systems, including Workday, UKG, Oracle, and SAP, providing convenience and flexibility for our customers. Additionally, backgroundchecks.com serves as our system for customers that prefer a self-service solution, including many of our SMB customers. All of these systems leverage our extensive access and connectivity to employee and job applicant data. We further differentiate ourselves in the market with a number of proprietary databases, including broad criminal records databases and sector-specific databases serving the transportation, retail, and gig economy markets. We are committed to continuing to invest in our unified global software and data platform to provide additional insights for our customers, support the innovation of new services, and enable further automation of our service delivery.
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

We intend to continue to evolve our service offerings to address the dynamic and changing needs of our customers. The growth in our addressable market could be driven by services we currently provide, such as ongoing monitoring, or by services adjacent to our current offering, such as employee assessment, credentialing or biometrics. We believe our market leadership in background screening as well as our scale, global presence, and differentiated technology platform will continue to enable us to penetrate additional sectors of the vast workforce risk management and compliance market.
We believe our long-term growth expectations for our market are supported by a number of key secular demand drivers:
•The rapidly evolving global workforce: Multiple shifts in social norms and labor force dynamics are currently underway, including increasingly mobile and globalized workforces and growing demand for remote working arrangements. The growth of the gig economy has also been a major force driving increasing need for temporary, flexible and on-demand labor. The COVID-19 pandemic accelerated many of these workforce trends already underway. For example, according to a 2021 U.S. Bureau of Labor Statistics survey, as a result of the pandemic, 34.5% of establishments increased telework for some or all of their employees. Furthermore, the number of people primarily working from home increased from 9 million in 2019 to 27.6 million in 2021, according to a 2021 American Community Survey estimate released in September 2022 by the Census Bureau. These developments create new challenges for employers and require new approaches to background screening, monitoring, and overall workforce risk management and compliance.
•Secular trend towards greater job change velocity: Employees are changing jobs at an increasing rate with over 50 million Americans quitting their jobs in 2022 according to the U.S. Bureau of Labor Statistics. A key driver of this trend are younger “Millennial” employees, who have a median tenure at a single organization of less than 3 years. Increased velocity of job changes drives greater need for our services.
•Increased regulatory scrutiny of hiring processes: A changing regulatory and legal landscape has led to increased costs of non-compliance for employers and has forced companies to adapt their approaches to employee hiring and workforce management. Specifically, privacy laws, consumer data protection regulations and other regulations pertaining to screening processes have increased the complexity and potential legal liabilities for organizations in the process of assessing applicants. Other key developments in the regulatory environment include “ban-the-box” laws limiting an employer’s ability to inquire about applicants’ criminal histories, the ongoing evolution in the interpretation of the Fair Credit Reporting Act (“FCRA”), and new legislation regulating background screening processes and content.
•Increased organizational focus on compliance: Employers are placing greater emphasis on corporate compliance functions and recognizing the benefits of outsourcing their background screening and broader workforce risk management needs. As workforce dynamics continue to evolve, we believe workforce management will increasingly involve integration and collaboration between the human resources, risk, legal, and compliance departments across all types of organizations. Furthermore, the increased prioritization and authority accorded to compliance functions is expected to drive additional demand for ongoing monitoring solutions to supplement pre-hire screening.

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
Our Services
Customers generally will place an order through our unified global platform to begin the background reporting process for a specific applicant. Orders consist of various types and scopes of criminal record checks, verification services, driving background services, drug and health screening services, identity services, due diligence background services, credit records background services, compliance services and business services as determined by each individual customer to meet their specific needs for a particular position, region and/or circumstance. Our services are supported by our strong data access capabilities and can be efficiently implemented directly into our customers’ workflows by using our advanced HCM system integration capabilities.
Criminal record checks
Criminal record checks constitute the initial screening and ongoing monitoring of criminal histories and arrest records through our proprietary databases, direct integrations with public records storage, third-party data aggregators, and an expansive network of in-house and on-the-ground researchers with broad reach across jurisdictions. Our capabilities in criminal record checks are enhanced through various proprietary service components, such as Widescreen Plus, which enable us to uncover information beyond typical criteria like address history. Activities that comprise the criminal records check service include:
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
Verification services
Verification services substantiate applicant claims regarding education, professional credentials, employment history, and right-to-work employment eligibility through established relationships with key data sources. Our verification services include certain industry specific adaptations such as United States Department of Transportation compliance and verification, United States Federal Aviation Administration pilot accident and incident reports, and healthcare sanctions. Verification services include these activities:
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
Driving background services
Driving background services provide initial screening and ongoing monitoring of motor vehicle operating records and licensing status, supported by direct connections to Bureau of Motor Vehicles / Department of Motor Vehicles records in all 50 states and the District of Columbia, as well as third-party data aggregators. Our services help employers comply with various Department of Transportation (“DOT”) regulations, including requirements for employers to obtain and review motor vehicle records for licensed commercial vehicle operators. Driving background services include these activities:
•MVR: Provides driving record from the state in which the driver is licensed. It is retrieved using our direct integration with state motor vehicle administrations or through vendor relationships.
•MVR International: Verifies driving license validity and/or provides driving record from foreign country in which the driver is licensed.
•Commercial Driver Background Services: A variety of products available to vet a commercial driver’s background such as current and historical driver license data as well as driver violations, inspections and crash data.

•Driver Monitoring: Ongoing driver monitoring services that check for any new violations, convictions, medical certification expirations.
Drug and health screening services
Utilizing a network of over 25,000 clinics and collection sites and integration with multiple accredited and certified laboratories, we administer screening to comply with regulatory requirements and employer standards related to drug and alcohol use and occupational health. We are a member of all leading drug and alcohol testing associations including the Drug and Alcohol Testing Industry Association, National Drug & Alcohol Screening Association, and Substance Abuse Program Administrators Association. Our licensed and board-certified Medical Review Officers act as independent and impartial advocates for the accuracy and integrity of the drug testing process by reviewing laboratory results generated by an employer’s drug testing program to evaluate if the donor has a legitimate medical explanation for certain drug test results. Drug and health screening services include these activities:
•Health Screening: A full range of occupational health services to meet policy and contract obligations, including vaccinations, titers, audiograms, vision tests, the Occupational Safety and Health Administration Respirator Questionnaires, Pulmonary Function Tests, and Chest X-Rays, among others.
•Exam Management: Examinations to fulfill federal fitness for duty requirements (such as Federal Motor Carrier Safety Administration) as well as a full range of company specific exams.
•Medical Questionnaire: A post offer medical inquiry that gathers candidate/employee medical history pertinent for employment.
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
Identity services
Identity services provide customers with information to verify who they are hiring, using Social Security Trace and global passport verifications to establish a baseline confirmation of an applicant’s identity and obtain supplemental information to be leveraged in additional searches. Identity Services are often included as a foundational element of a customer order, and often yield key inputs for other services included in the report. Identity services include these activities:
•Document Check: Confirming the type and validity of a document and matching it to the applicant’s details.
•Identity History: Retrieval of an applicant’s name and address history for a more robust public records search.

Due diligence background services
Initial screening and ongoing monitoring services for due diligence procedures include civil court record checks, sex offender registries and other exclusion databases, entity screening, and credentialing and sanctions checks for health care and other regulated industries, among others. Due diligence services include these activities:
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
•Media Search: Determination of whether adverse information about an individual or entity appears in media and newspaper publications or social media sites.
•Entity Screening: Determination of whether an incorporated entity exists and is accurately represented based on registry information, and whether the entity appears on a sanctions/exclusions database or Government watch list.
•Civil Search: Identification of any civil actions filed by or against individuals or corporations that can be conducted at a county/federal or country level, including suits, liens, and judgments.
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
Financial background services
Financial background services provide financial responsibility verification services supported by integrations with all three major credit rating agencies to improve confidence in hiring decisions. These services uncover records of bankruptcy, debt history, and financial litigation. Credit records background services include these activities:
•Bankruptcy: Determination of the existence of official bankruptcy records for an applicant based on residence history and provision of copies of official certificates when provided by source.
•Entity Screening: Retrieval and aggregation of the credit history of an incorporated entity.
•Credit: Retrieval and aggregation of an individual’s credit history by searching multiple sources at locations corresponding to applicants’ past addresses.
Compliance services
Our suite of managed and self-service adjudication and adverse action notification services help streamline decision-making and communication processes. HireRight’s adjudication and adverse action capabilities help to streamline hiring decisions, facilitate compliance and improve visibility and control for customers. Compliance services include these activities:
•Adjudication: Determination of adjudication status by HireRight or using self-service functionality based on the completed background report results.

•Adverse Action Notices: Processing of letters informing an applicant of a potentially adverse decision on employment for the applicant.
Business services
Our comprehensive business setup, reporting and analytics tools aim to improve the management of customer onboarding workflows. Our data visualization tools provide easy to use, self-service dashboards to help organizations identify, view, analyze and understand how their workforce risk management and compliance programs are performing. Business services include these activities:
•Reports: Provision of standard and custom management reports customers utilize to retrieve and understand details on their background check program.
•Court Records: Obtaining primary court records such as criminal or civil court cases, recorded judgements and state tax liens.
•Business Setup: Onboarding and verification services completed by HireRight upon new customer service initiation.
•Questionnaire: Establishment of customer configurable set applicant questions.
Our Unified Global Platform
We deliver workforce risk management and compliance solutions by way of our unified global software and data platform, which drives the request submission, communication, data aggregation, workflow orchestration, and delivery processes required by our services. Our unified global platform powers our organization’s ability to deliver our services at scale to customers across the globe, and is supported by proprietary, online software systems that connect directly with our customers and their global workforce as well as an industry-leading API (as defined below). Our unified global platform provides significant value to our customers with:
•Deep interconnectivity between international instances to enable customer provisioning globally, regionally, and locally.
•Redundant hosting centers with extensive backup capabilities to protect customer data from loss and provide dependable business resiliency.
•Horizontal scalability to enable rapid capacity expansion to handle even the most demanding enterprise customer loads.
•Highly flexible adaptability and extensibility to allow rapid integrations of partners’ data and services.
The unified global platform includes several key systems that play specific roles in the procurement and delivery process. Customers’ requests for services can be submitted through multiple points of interaction with our unified global platform, including HireRight’s Screening Manager or backgroundchecks.com interfaces or via a direct integration with their HCM system of choice. Any required information submission from or communication with an applicant or worker is processed by way of the HireRight Applicant Center. Requests and applicant submissions are collected via the HireRight Connect API, which assesses the scope of the customer request and performs subsequent workflow generation, data aggregation and processing algorithms required for fulfillment of the requested services, leveraging our internal databases and external databases sources. Completed reports containing the details of the services performed are then delivered back to our customers via the same systems from which they initiated their request. A more detailed description of our systems and their role in our unified global platform is presented below:

HireRight Screening Manager
HireRight Screening Manager is our online software in-house system for enterprise customers to access and manage the full suite of our services all from one location. The Screening Manager system includes a comprehensive feature set, including placement of new screening requests, workflow management, order progress review, activity flagging, adjudication, and completed report views, among others. It is accessible through easy-to-navigate mobile or desktop user interfaces or via direct integrations with our customers’ HCM system of choice.
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
HireRight Connect
HireRight Connect is our API system, which enables connections with our customers’ HCM systems and external data sources to support the exchange of information and delivery of our services. The Connect API aims to improve systems interoperability and flexibility in the delivery of on-demand employment reporting and supports web service integrations and secure data feeds with a range of third-party systems. Currently, HireRight Connect API integrates with more than 50 HCM systems, including UKG, Workday, Oracle, IBM and SAP. By providing integrated connectivity with existing customer workflows and infrastructure, we improve the efficiency and productivity of workforce risk management and compliance teams, while simplifying the setup and transition process for our new customers.
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
Our Customers
We deliver our solutions to approximately 38,000 customers across the globe, ranging from SMBs to large, multinational enterprises. Our customer base spans numerous end markets including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. We serve multiple industry leaders within these end markets, including approximately 50% of the Fortune 100 as of 2022, while remaining highly diversified with no single customer representing more than 3% of annual revenues and our top 50 customers contributing 28% of annual revenues in 2022 in the aggregate. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues.

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
We seek to establish strong, long-term partnerships with our customers. We believe that we deliver a differentiated value proposition, supported by our technology leadership, history of innovation, and service excellence. We believe this differentiation is validated with the customer relationships that we have built, with an average enterprise customer tenure of nine years as of 2022. Additionally, we have demonstrated an ability to expand these relationships, growing our average order size.
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

•Financial services: We are currently a leader in financial services internationally and will look to leverage our experience and global customer relationships to further penetrate the U.S. market. The U.S. financial services end market carries a high regulatory burden, employs a large proportion of the U.S. labor force and has a history of rapid hiring velocity, which are attractive characteristics for our services.
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
Grow service offering and addressable market
We have a substantial opportunity to expand our addressable market by driving higher adoption rates of outsourced background screening services, entering into adjacent markets, and launching new services. We plan to continue developing targeted new services that can be delivered through our existing unified global platform with a well-defined product roadmap that includes the following key growth initiatives:
•Ongoing monitoring services: In order to address growing market demands, we have placed priority on the development and improvement of ongoing monitoring tools for criminal and arrest records, healthcare sanctions, and professional license expirations. We see further opportunity for services development in social security number validation, Global Information Assurance Certification (“GIAC”), GIAC Security Essentials monitoring, and entity monitoring.
•Instant screening solutions: Our “automation-first” approach is exemplified by the usage of Robotic Process Automation (“RPA”) techniques across our unified global platform. These techniques are supporting our implementation of new Instant Criminal Screening services which will leverage our WideScreen Plus proprietary database to provide significant flexibility for configurable searches by our customers, along with significantly increased service speeds.
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
Drive growth in international markets
International expansion represents a highly attractive opportunity for us to leverage our global scale and market leadership. To broaden our reach to international markets, we have established a network of offices in 13 countries across North America, Europe, Asia, the Middle East, and Australia, which facilitate provision of our services in over 200 countries. This network combines global scale with an ability to provide personalized support and regional insight. We have the capabilities in place today to deliver services across the globe with integrated localization and language capabilities and have placed increased importance on the pursuit of opportunities with both regional customers in international markets and multinational companies abroad in the development of our pipeline.

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
•Acquiring new capabilities to expand and enhance our service offering: In certain instances, we may identify opportunities to acquire new capabilities that would accelerate their inclusion in our service offering relative to in-house development. Specific focus capabilities we could pursue through acquisition include ongoing monitoring, biometrics, ID verification, skills assessments, and credentialing. Targeted acquisitions can also be used to continue enhancing our existing key competitive strengths, in particular through the further enhancement of our proprietary databases and records.
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
Go-to-market organization
Our global go-to-market (“GTM”) operations are focused on generating business from new customers, retaining our existing base of customers, and cross-selling our full suite of services within our existing customer base. We sell our services primarily through our direct sales organization, which consists of new customer sales representatives, sales management, account managers, and strategic growth directors who focus on developing our existing customer relationships. We focus specialized GTM teams on industry verticals and geographic regions, while our new customer teams are organized by customer size and geographic region. We also operate a global customer service organization that provides in-bound support for both customers and applicants through phone, email, and online chat.
In concert with our direct sales efforts, we also leverage an established partner network to help influence new business and retention. We have built an extensive network of partnerships and integrations with leading HCM systems, such as UKG, Workday, IBM, Oracle, and SAP. Our GTM teams work with these partners on new business and retention opportunities that include, or could include, both organizations. We also receive leads from these partners, alerting us to potential new business opportunities within their customer base.
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
Competition
The market for workforce risk management and compliance solutions is evolving, fragmented, and highly competitive. We face competition from a range of enterprises, including other global competitors in addition to local and regional providers. We are among the largest providers in the market in terms of revenue and we believe only a few competitors have comparable scale, reach and capabilities. Our competitive landscape can be broken down into the following categories:
•Global providers: First Advantage, Sterling Talent Solutions

•Mid-tier providers: Accurate, Certiphi, Cisive
•“Insta-screen” solutions: Checkr, Asurint
We compete for business based on numerous factors including service quality; thoroughness, completeness and speed of results; breadth of offerings; technology and platform quality; ease of use through a unified global platform; price; reputation; and customer service. See “Item 1A – Risk Factors” for details on risks related to our competitive advantages.
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
Our technology organization evaluates new technologies on an on-going basis. We have dedicated staff and processes to monitor and review relevant technology advancements across architecture, infrastructure, software, data and data systems, information security, and user experience. We enhance and refine our technology platform to improve our customer’s experience, increase system availability, accelerate data processing and delivery, bolster information security, and reduce our cost structure. We are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. The technology will include smart learnings, reduce manual efforts and reduce our operating costs. Our investment in product and technology for the years ended December 31, 2022, and 2021 was $121.9 million and $83.1 million respectively, including our investments in product management, development, and delivery.
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
Seasonality
Different customer end markets have seasonal hiring needs that affect our order volumes. Depending upon business mix and market dynamics, our revenue may reflect underlying customer seasonality. Historically, we have experienced seasonal peaks during the second quarter of the year and during the peak hiring periods in September in preparation for the winter holidays, but there can be no assurances that such seasonal trends will consistently repeat each year. We believe the micro- and macroeconomic changes in the traditional workforce landscape caused by the COVID-19 pandemic have shown that traditional seasonality or periodic fluctuation may be changing and becoming more difficult to predict. Additionally, current macroeconomic conditions are volatile and the near-term macroeconomic outlook is uncertain due to high inflation, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. Customers have begun to react to these uncertainties by reducing hiring, which in turn causes uncertainty in our near-term revenue outlook.

Economic Conditions and Inflation
Our business is impacted by the overall economic environment and total employment and hiring. While we have benefited from the changing dynamics of the labor market as well as a strong hiring environment, there continues to be uncertainty around the near term macroeconomic environment. This uncertainty stems from high inflation, volatile energy prices, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. Each of these drivers has its own adverse impact and the outlook for our business remains uncertain. In 2022, the annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. For additional information on the impact of economic conditions and inflation, see “Item 7 — Management’s Discussion and Analysis — Factors Affecting Our Results of Operations — Economic Conditions” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Inflation Risk”.
Human Capital Resources
As of December 31, 2022, we employed approximately 3,078 employees. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. We also utilize third-party contractors as needed to provide flexibility to adjust to changing business environments. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees.
Our Values
We have a global code of conduct and ethics for which all employees must complete mandatory periodic training and certifications. We have established core values that are included in our onboarding curriculum for all employees. We refer to our core values as the CORE4 Values, which include: (i) service first mindset, (ii) grounded in respect, (iii) collaborative spirit, and (iv) sense of ownership. Our core values are integral to creating a work environment that allows and encourages all employees to perform their duties in an efficient and effective manner and to the best of their abilities. We have a recognition and awards program for employees who demonstrate these values.
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
In recognition of our commitment to our employees’ success, we recently launched the IGNITE program, which focuses on the professional growth of the Company’s employees through various career development initiatives. The program is intended to provide more opportunities for professional development, meaningful communication, and career growth. Additional development opportunities are offered through our learning academy, which is accessible to all employees through online tools and small learning segments to support just-in-time learning around and beyond the workshops.

Employee Health and Safety
COVID-19 impacted individuals and businesses worldwide. We acted quickly to protect the health and safety of our employees in response to the pandemic protocols. In March 2020, all employees who could work remotely began working from home. Most of these employees continue to work remotely. The health and safety of our employees has been and continues to be a priority as variants of COVID-19 emerge in areas in which we operate.
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
•the FCRA, which regulates the collection and use of consumer report information;
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
The CCPA and Other State and Local Laws and Regulations
The California Consumer Privacy Act (the “CCPA”) requires businesses to provide California consumers with certain rights regarding their personal information, including the right to be informed about the type of information collected about them, the right to opt out of the sale of their personal information, the right to request deletion of their personal information, and the right to access their personal information. The CCPA exempts much of the activities that are covered by FCRA, GLBA, and DPPA and therefore much of our business is not subject to the CCPA. The CCPA creates a private right of action for security breaches. On November 3, 2020, California adopted the California Privacy Rights Act (the “CPRA”), which amended and expanded CCPA. Most of the substantive provisions of CPRA went into effect in January 2023.
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
Implications of Being an Emerging Growth Company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year following November 2, 2026, (2) the last day of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the date on which we are deemed to be a large accelerated filer (this means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year), or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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

ITEM 1A. RISK FACTORS
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions regarding our common stock. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Additionally, we may experience risks and uncertainties not currently known to us, and future developments may cause conditions that we currently deem to be immaterial to become material. Any such risk and any of the following risks could have a material adverse impact on our business, financial condition and results of operations, in which case the trading price of our common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business Operations
We have no assurance of future business from any of our customers.
We estimate future revenue associated with customers and customer prospects for purposes of financial planning and measurement of our sales pipeline, but we have no contractual assurance of any revenue from any of our customers. Although our customers typically enter into multi-year contracts with us, they are not required to purchase any minimum amounts of services from us and may stop doing business with us for any reason at any time without notice or penalty. Some of our larger customers maintain simultaneous relationships with our competitors, which makes it easy for them to shift their business away from us if they choose to do so.
There is no guarantee that we will be able to onboard newly contracted customers successfully, retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of any of our large customers could have a material adverse impact on our business.
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
Public data sources are subject to significant and growing social and political pressures to protect the data privacy rights of persons whose data is in their custody, including by limiting the data that those public sources provide. For example, some courts are limiting or eliminating access to the date of birth information in their criminal records, which makes it more difficult to match criminal histories to the correct individuals. Private data sources may be subject to regulatory requirements over their use of data and typically have significant motivations to protect their proprietary data aggregation techniques. As a result, as a condition of providing their data to us, our public and private data suppliers impose significant requirements and restrictions on our use and handling of such data and routinely audit us to ensure our compliance. If, through error or oversight, or for any other reason, we fail to adhere to their requirements and restrictions, we could lose access to important data sources, which would compromise our competitive position and prevent us from delivering all of the services our customers expect.
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
Our agreements with many of our data suppliers may be terminated by the supplier for various reasons, including our failure to comply with stringent and evolving data protection requirements or changes in the supplier’s business model. Some data and service suppliers we use are owned, or may in the future be acquired, by our competitors, which may make us vulnerable to unpredictable price increases or delays and refusals to continue doing business with us. Because our contracts with our customers may contain restrictions on the amounts or types of costs that may be passed on to our customers, or due to competitive pricing pressure, our ability to recover any or all of the costs of any increases in fees by our data and service suppliers may be limited. If our suppliers are no longer able or are unwilling to provide us with certain data or services, we may need to find alternative sources with comparable breadth and accuracy, which may not be available on acceptable terms, or at all, or attempt to build our own sources at substantial cost. There are no alternatives to some of our critical data sources, so we are vulnerable to increases in the price of that data, and the loss of individual data sources can significantly limit our competitiveness and ability to perform for our customers. If we are unable to identify and contract with suitable alternative data and service suppliers and integrate them into our solution offerings, we could experience service disruptions, increased costs, and reduced quality of our services.
We rely upon commercial providers of applicant tracking and human capital management systems for integration with many of our customers.
While we frequently integrate our operational systems directly with customers, in many cases these integrations are made through third-party human capital management systems or applicant tracking systems (“ATS”) that our customers use to manage their workflows. We currently have over 70 integrated solutions with more than 50 HCM systems and ATS, and approximately 40% of our order volume flows through these third-party systems. Therefore, a significant portion of our business depends upon the willingness and ability of these HCM systems and ATS providers to maintain integrations with us and to keep those integrations and their systems operating correctly. Furthermore, when an HCM system or ATS is interposed between us and our customer, we must sometimes rely upon the provider of that HCM system or ATS to work cooperatively with us to address technical issues. HCM system and ATS providers may not share our priorities and we may have little ability to secure the degree of cooperation we need from them, so we have no assurances that these HCM system or ATS providers will cooperate with us or maintain their integrations. Any disruption to our ability to use these HCM systems, ATS and other integrations can have an adverse effect on the flow of data between us and our customers, which could jeopardize customer relationships, reduce our revenue, and impair our ability to manage that data flow in compliance with applicable laws and regulations.
We intend to rely, in part, on acquisitions to help grow our business. Any acquisitions we undertake may not produce the benefits we expect, and may disrupt our business, adversely affect operations, dilute stockholders, and expose us to costs and liabilities.
Historically, we have relied, in part, on acquisitions to grow our business, and we intend to pursue future acquisitions in an effort to increase revenue, expand our market position, add to our service offering and technological capabilities, respond to dynamic market conditions, or for other strategic or financial purposes. However, there is no assurance that we will identify suitable acquisition candidates or complete any acquisitions on favorable terms, or at all. Further, any acquisitions we do complete would involve a number of risks, including the following:
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

•Acquisitions expose us to the risk of assumed known and unknown liabilities, and we may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, technology, or solution, including issues related to intellectual property, solution quality or architecture, income tax and other regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. Such issues could expose us to liabilities or remedial costs for which indemnities, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage.
•To pay for future acquisitions, we could issue additional shares of our common stock or pay cash. Issuance of shares would dilute stockholders and is inefficient at times that our stock price is lower. Use of cash reserves could diminish our ability to respond to other opportunities or challenges. Borrowing to fund any cash purchase price would result in increased fixed obligations and could also include covenants or other restrictions that would impair our ability to manage our operations.
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
•Acquired businesses may have insufficient internal controls that we must remediate, and the integration of acquired businesses may require us to modify or enhance our own internal controls, in each case resulting in increased administrative expense and risk that we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, resulting in late filing of our periodic reports, loss of investor confidence, regulatory investigations, and litigation.
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
Our business is largely dependent on the personal efforts and abilities of key personnel, including our senior management team, who have significant industry expertise and specialized knowledge that is essential to our operational capabilities. Although we have employment contracts with some of our senior executives, they can terminate their employment relationship with us at any time. We currently do not maintain key person insurance on any officer or employee. Our performance also depends on our ability to identify, attract, retain and motivate highly skilled development, sales, and marketing personnel. Competition for such personnel is intense, and we may not be successful in attracting and retaining such personnel.
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
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption. In the United States and globally, governmental authorities instituted certain preventative measures, including border closures, travel restrictions, operational restrictions on certain businesses, shelter-in-place orders, quarantines and recommendations to practice social distancing. These restrictions disrupted and may in the future disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, lower levels of business formation, lower levels of labor mobility, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory recommendations to provide relief for impacted consumers, disruption in supply chains, and restrictions on many hospitality and travel industry operations.
The extent to which the coronavirus pandemic continues to affect our business, operations, and financial results is uncertain and will depend on future developments, including the duration or recurrence of the pandemic, the related length and severity of its impact on the U.S. and global economy, and the continued governmental, business and individual actions taken in response to the pandemic and economic disruption. For example, vaccine mandates may have an adverse effect on employment, which could decrease demand for our services. Impacts related to the COVID-19 pandemic may continue to pose risks to our business for the foreseeable future, heighten many of the risks and uncertainties identified below, and could have an adverse impact on our business, financial condition, and results of operations.
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

As a result of various factors, our operating results and stock price may be volatile and fall below analysts’ and investors’ expectations.
Our operating results may be difficult to predict and are likely to fluctuate, particularly because our customers are not required to continue purchasing our services and our business is vulnerable to economic downturns. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. We have experienced significant variations in revenue and operating results from period to period, and operating results and the trading price of our shares may continue to fluctuate and be difficult to predict due to a number of factors, including:
•market conditions in our industry and general economic or stock market conditions;
•actual or anticipated fluctuations in our quarterly operating results;
•investor perceptions of us and issuance of new or changed securities analysts reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•changes in pricing of our services in response to competitive pressure, increased data acquisition or operating costs, changes in revenue mix, and other factors;
•diversification of our revenue mix to include new services, some of which may have lower pricing than our prior services or may cannibalize existing business;
•the addition or loss of significant customers;
•changes in the business or financial condition of customers;
•the cost, timeliness, and quality of our services;
•changes and uncertainty in the regulatory or political environment for us or our customers;
•the introduction of new technologies or service offerings by our competitors and market acceptance of such technologies or services;
•our level of expenses, including investment required to support our innovation and scale our technology infrastructure and business expansion efforts;
•litigation and regulatory actions against us;
•the effectiveness of our financial and information technology infrastructure and controls;
•foreign exchange rate fluctuations; and
•changes in accounting policies and principles and the significant judgments and estimates made by management in the application of these policies and principles.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could negatively affect the market price and liquidity of our shares and limit or prevent investors from readily selling their shares. In addition, stock price volatility can lead to securities class action litigation. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and be exposed to potentially significant damages. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Our balance sheet includes significant amounts of goodwill and intangible assets. An impairment charge on our goodwill and other intangible assets could negatively affect our financial condition or results of operations.
Goodwill and intangible assets represented approximately 71% and 79% of our consolidated assets at December 31, 2022 and December 31, 2021, respectively. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, or other variables. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, that might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. The amount of any impairment could be significant and any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and could have a material adverse effect on our business, results of operations and financial condition.
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
For example, in 2012 the U.S. Federal Trade Commission assessed civil penalties of $2.6 million and other measures against HireRight for various process failures including failing to follow reasonable procedures to (i) assure that the information contained in its consumer reports reflected the current public record status of the consumers’ information (such as expungement of a criminal record); (ii) prevent the inclusion of multiple entries for the same criminal offense in a single report; and (iii) prevent the inclusion of obviously erroneous information in reports. In 2015, the U.S. Consumer Financial Protection Bureau issued a Consent Order against GIS assessing consumer redress payments of $10.5 million and civil monetary penalties of $1.25 million payable to the Bureau for (i) reporting of mismatched criminal record information; (ii) failure to notify consumers at the time of reporting adverse information or maintaining strict procedures to ensure adverse information is complete and up-to-date; (iii) reporting adverse non-conviction information, such as civil suits and judgments, that antedated the report by more than seven years; and (iv) failing to maintain adequate processes to prevent such errors. Similar enforcement actions have affected our competitors and it appears that the current political climate may result in increased regulatory enforcement activity. Additionally, our customers might face similar proceedings, actions, or inquiries, which could result in indemnity claims against us and could affect their business and, in turn, our ability to do business with those customers.
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
Increased enforcement and new laws and regulations related to background reporting may limit our ability to pursue business opportunities we might otherwise consider, prevent full utilization of our services and reduce the availability or effectiveness of our services or the supply of data available to our customers. Further, any perception that our practices or services are inaccurate, are an invasion of privacy or have disparate impacts, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or investigations or claims by regulators, which could disrupt our business and expose us to increased liability. We cannot predict the ultimate impact on our business of new or proposed rules, supervisory examinations or government investigations or enforcement actions.
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
Compliance with multiple federal, state and international laws and regulations imposing varying and increasingly rigorous requirements is complicated and costly, and we must devote substantial resources to strive for adherence with applicable laws, regulations, and related requirements. The scope of such laws is constantly changing, and in some cases, inconsistent and conflicting and subject to differing interpretations, and new laws of this nature are regularly proposed and adopted. Consequently, we may not be in compliance with all such laws at all times. Such laws also are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects. Therefore, enforcement practices are likely to remain uncertain for the foreseeable future. There is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.
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
Our agreements with customers and suppliers typically include provisions limiting our liability to the counterparty and the counterparty’s liability to us, but these limits sometimes do not apply to certain liabilities, including indemnity obligations. Further, certain customers and suppliers, including government entities, may require indemnity from us without any limit on our liability, and provide us with little or no reciprocal indemnity support.
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
Because we access, store and transmit personally identifiable information, we could be the target of cyber-attacks, fraudulent schemes and other security threats by third parties, including technically-sophisticated and well-resourced hackers, hostile state intelligence services and other bad actors attempting to access or steal the data we store or to disrupt our operations or to misappropriate such information by direct theft or subterfuge, such as by posing as customers. International tensions and economic sanctions, such as those accompanying the conflict in Ukraine, could contribute to an environment in which cyber-attacks become more common, either as state-sponsored geo-political policy or military tactics, or as opportunistic behavior by criminals seeking to take advantage of chaotic situations. Furthermore, insider or employee cyber and security threats are also a significant concern for all companies, including ours, and have become a greater risk as a result of the increased prevalence of remote work, which began as a response to the COVID-19 pandemic and has persisted. Despite our investments in physical and technological security measures, employee training and other precautions, we are vulnerable to exploitation of our IT networks and infrastructure to gain unauthorized access to data from us or from our customers, our and their suppliers, and other service providers whose systems can be accessed through ours, resulting in breaches of confidential and personal information, computer malware, ransomware, and transmission of computer viruses.
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

If we fail to enhance and expand our technology and services to meet customer needs and preferences, our competitiveness and profitability will be adversely affected.
Technology is critical to our ability to provide market-leading services that meet the diverse and complex needs of our global customers. To remain competitive and responsive to customer demands, we must continually innovate new services and upgrade, enhance, and expand our technology and services. In addition, some of our older technology needs to be updated or replaced to keep pace with our growth, evolving compliance requirements, and the increasing complexity of our business. This requires significant and ongoing investments in our technology for the foreseeable future, as well as operating both older and new versions of the same systems concurrently until the new systems are fully operational following testing, integration with customer and supplier systems, personnel training, and other activities associated with implementation of new technology.
Our services are complex and can require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. We began this project in the fall of 2021 with the assistance of a professional services firm and have built a modern core platform and certain applications. We are now bringing the development in-house in order to control costs and integrate the engineering effort more closely with the business to facilitate the incorporation of our deep know-how into the systems. The project is expensive, complex, and time-consuming and will require us to hire and train additional engineering talent and manage change effectively over a period of years as we continue our development efforts and work to integrate the new systems into our operations. If we fail to execute this project successfully, our competitiveness and profitability will be adversely affected.
While pursuing our platform reengineering initiative, we must also continue to maintain and enhance our existing systems to meet the evolving demands of our business. We schedule and prioritize our development efforts according to a variety of factors, including our perceptions of market trends, customer requirements, and resource availability. We may encounter unanticipated difficulties that require us to re-direct or scale back our efforts and we may need to modify our plans in response to changes in customer requirements, market demands, resource availability, regulatory requirements, or other factors. These factors place significant demands upon our engineering organization, require complex planning and decision making, and can result in acceleration of some initiatives and delay of others. As a result of such factors, we may not execute successfully on our technology and services development strategy.
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
Real or perceived errors, failures, or bugs in our unified platform could adversely affect our business.
The technology that forms the basis of our unified platform is complex. Additionally, our unified platform interacts with a variety of systems in addition to our internal systems, including customer and ATS systems as well as those of third-party data providers. The complexity of the technology we employ as well as the variety of networking configurations we run and applications to which our unified platform connects increases the likelihood of real or perceived errors, bugs or failures in those business environments. We test our software and products and material changes made to our unified platform, but errors, bugs or failures could exist and may not be found until after our products are deployed to our customers or until they disrupt operations. Any error, bug or failure could degrade the quality of service on our unified platform and adversely affect our customers’ business, which could in turn result in our loss of revenue, damage to our reputation and brand, and weakening of our competitive position. Additionally, we could face legal claims for breach of contract due to service level failures or statutory liability for process errors due to errors or bugs. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention away from the business and cause additional harm to our reputation and operating results.
The use of open-source software may expose us to additional risks and compromise our intellectual property.
We have incorporated, and may continue to incorporate certain open-source software into our proprietary technology. Open-source software is software that is generally licensed by its authors or other third parties and made available to the general public on an “as is” basis under the terms of non-negotiable licenses. From time to time, companies that use open-source software have faced claims challenging their use and requesting compliance with the open-source software license terms. Some open-source software licenses purport to require users that distribute or make available software that is derived from or incorporates open-source software to make publicly available such user’s source code, which could include valuable proprietary code. Imposition of such requirements on us may put our intellectual property rights at risk. Other open-source software licenses purport to require a user that incorporates the open-source software into its own proprietary intellectual property to grant a license to use the combined intellectual property under the terms of such open-source software license, sometimes for no or minimal charge. Because the terms of various open-source licenses have not been fully interpreted by courts, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open-source software that might require us to redesign our applications, discontinue the use of our solutions, or take other costly remedial actions, which could adversely impact our business. In addition, open-source software could be riskier to use than third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality of the software. While we test the use of open-source software before incorporating it into our proprietary unified platform, we cannot be certain that we have identified and eliminated all functionality risk of the open-source software. For all of these reasons, we cannot guarantee that our use of open-source software will not subject us to liability or create circumstances that could harm our business.
Our technology development operations are centered in Estonia, exposing us to risks that may be difficult to manage.
A significant portion of our software development and related technology operations are conducted in our office in Estonia. Unless we are able to diversify these operations across other locations, our ability to maintain our unified platform and adapt it to meet customer needs and market opportunities is vulnerable to constraint or disruption as a result of various factors including unavailability of sufficient engineering talent, power loss, local pandemic conditions, weather, and regional political unrest, such as the ongoing conflict between Russia and Ukraine.
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
Generally, machine-learning models use data about past decisions in a particular situation to create algorithms that make a new decision in a similar situation. If the past decisions on which our machine-learning models are based were affected by a disparate impact based on any legally prohibited classification (such as race or sex), then decisions made by our machine-learning models could have a similarly disparate impact. Consistently making decisions that result in disparate impact could subject us or our customers to legal or regulatory liability. In light of these risks and evolving concerns about the fairness of the effects of use of artificial intelligence, regulation of artificial intelligence and machine-learning is increasing and can be expected to impose limitations and requirements on use of such technologies, exposing us to increased cost and legal risk and potentially reducing the efficacy of such technologies in our business.
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
While various factors, including safety concerns, continue to drive the increased adoption of background reporting services worldwide, there are countervailing forces that could have the opposite effect. For example, certain privacy regulations restrict the collection and use of the kind of information included in our background reports (e.g., in some jurisdictions, as a general matter criminal background or credit histories may not be used in evaluation of candidates for employment). In addition, social justice, disparate impact, and criminal rehabilitation concerns have resulted in prohibition of some uses of background information, including criminal records. The continued proliferation of these limitations could reduce the scope and value of our services.
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
We face significant competition in our industry. Although we are one of the largest participants in the market for background reporting and related services, our market share is relatively small due to the large number of competitors in the industry. We compete with companies close to our size that have capabilities similar to ours and could surpass us in capabilities and scale through their own organic growth or strategic acquisitions, as well as many smaller companies that may gain competitive advantages by focusing on particular geographies, market sectors, or discrete services. Barriers to entry are low in our business and, in general, all competitors have access to the same core sources of information that form the basis of background reports. Therefore, we must compete based upon our effectiveness at gathering and using that information more effectively than others to produce value-added insights, as well as our speed, accuracy, and ability to service a large customer base at scale and across diverse geographies and industries. This requires us to develop and maintain broad expertise, innovate new service offerings, and use technology effectively to improve our processes. If we are not able to outpace our competitors or keep up with their technological advances, we may lose a significant amount of business to those competitors.
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
Our growth has resulted in significant increases in the number of transactions and the amount of customer, applicant, and employee data that our infrastructure supports, straining our resources and adding to the complexity of our organizational structure and procedures. Our success depends, in part, on our ability to improve our organizational effectiveness, including our operational, financial and management controls and our operating and reporting systems and procedures. We are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. However, the project is expensive, complex, and time-consuming. The failure to effectively manage growth and use new technology to improve our operations could result in declines in the quality of, or customer satisfaction with, our services, increases in costs or other operational difficulties.
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
Different customer segments have seasonal hiring needs that affect our order volumes. Depending upon business mix and market dynamics, our revenue may reflect underlying customer seasonality. Historically, we have experienced seasonal peaks during the first half of the year and during the peak hiring periods in the summer and over the winter holidays, but there can be no assurances that such seasonal trends will consistently repeat each year. We believe the micro- and macroeconomic changes in the traditional workforce landscape caused by the COVID-19 pandemic have shown that traditional seasonality or periodic fluctuation may be changing and becoming more difficult to predict. Any seasonality we experience might affect our operating results and financial condition and may cause projections based on previous operating results not to be a reliable measure of future operating results or our financial condition.
Because portions of our expenses are relatively fixed, variation in our quarterly revenue could cause significant variations in operating results and resulting stock price volatility from period to period. Period comparisons of our historical results of operations are not necessarily meaningful, and historical operating results may not be indicative of future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.
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
Inflation may reduce our profitability.
Recent high inflation that has accompanied the COVID-19 recovery is increasing our operating costs. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. Competition for labor is becoming more acute and our labor costs have increased and will probably continue to increase as a result. We may not be able to raise our pricing sufficiently to offset our increased costs. Some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. Even if we are contractually permitted to increase prices, doing so could cause some customers to reduce their business with us. Some competitors may have different business models or lower costs than we do, enabling them to absorb inflation and compete aggressively with less adverse effect to their profitability. Further, portions of our costs are relatively fixed so it may not be possible for us to cut costs quickly or deeply enough to keep cost increases from adversely affecting our margins.
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
As of December 31, 2022, we had an aggregate of $699.5 million in principal amount outstanding under our Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, maturing on July 12, 2025 (the “Amended First Lien Term Loan Facility”). Additionally, in connection with our initial public offering, we entered into an income tax receivable agreement with our pre-IPO equityholders (the “TRA”). As of December 31, 2022, we had a total liability of $210.5 million in connection with the projected obligations under the TRA.
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
Our level of indebtedness and other obligations may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates have increased, and could continue to increase our borrowing costs. The U.S. Federal Reserve has raised interest rates and has indicated that it foresees further interest rate increases in response to high inflation. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, and results of operations.
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
The terms and conditions of the Amended First Lien Term Loan Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The Amended First Lien Term Loan Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve;

•sell, transfer or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and
•materially alter the business we conduct.
The Amended First Lien Term Loan Facility includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). Our ability to satisfy this covenant can be affected by events beyond our control. As of December 31, 2022, we were in compliance with this financial covenant.
A breach of the covenants or restrictions under the Amended First Lien Term Loan Facility could result in an event of default that may allow the creditors to accelerate the related debt. In the event the holders of our indebtedness accelerate the repayment of that indebtedness, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
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
We have a significant existing tax basis in our assets as well as material net operating losses and disallowed interest expense carryforwards. We expect that the payments we make under the TRA will be material. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect, assuming no material changes in the relevant tax law, and that we and our subsidiaries will earn sufficient income to realize the full Pre-IPO Tax Benefits subject to the TRA, that future payments under the TRA will aggregate to approximately $210.5 million, which is the estimated total liability as of December 31, 2022. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030.

Payments in accordance with the TRA could have an adverse effect on our liquidity, financial condition, and results of operations. Any future changes in the realizability of the Pre-IPO Tax Benefits will impact the amount of the liability under the TRA. The payments under the TRA are not conditioned upon our pre-IPO equityholders’ continued ownership of us.
Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. Although the Amended First Lien Term Loan Facility generally restricts distributions from our subsidiaries to us, it contains provisions that allow certain distributions which we believe will be sufficient to cover our payment obligations under the TRA. However, we may choose to utilize certain permitted distribution flexibility contained in our Amended First Lien Term Loan Facility for other purposes, in which case our subsidiaries may be restricted from making distributions to us, which could affect our ability to make payments under the TRA. In addition, we may, in the future, refinance the Amended First Lien Term Loan Facility, incur additional debt obligations or enter into other financing transactions on terms that may not be as favorable as our current Amended First Lien Term Loan Facility. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries. There can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. To the extent we are unable to make payments under the agreement for any reason (including because our debt obligations restrict the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments under the TRA for any reason, such payments may be deferred indefinitely while accruing interest at a per annum rate of a London Interbank Offered Rate (“LIBOR”) plus 100 basis points (in the case of the deferral of such payments as a result of restrictions imposed under our debt obligations) or LIBOR plus 500 basis points (in the case of the deferral) of such payments for any other reason. These deferred payments could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.
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
We may not be able to generate sufficient cash flow to meet our payment obligations under the Amended First Lien Term Loan Facility and TRA and may be forced to take other actions to satisfy our obligations, including refinancing indebtedness, which may not be successful.
Our ability to make scheduled payments under the Amended First Lien Term Loan Facility or TRA or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business, and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness or other obligations. Any failure to make payments of interest and principal on our outstanding indebtedness and other obligations on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.
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
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under the Amended First Lien Term Loan Facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Any of the foregoing changes could have a material adverse impact on our results of operations, cash flows, and financial condition. For example, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase the 1% non-deductible excise tax on net stock repurchases to 4%, increase U.S. taxation of international business operations, and impose a global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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

Risks Related to Our Common Stock and Corporate Governance
The Principal Stockholders control us, and their interests may conflict with other stockholders.
Investment funds managed by General Atlantic and investment funds managed by Stone Point Capital, referred to as our “Principal Stockholders,” together beneficially own approximately 65% of our common stock, which means that, based on their combined percentage voting power, the Principal Stockholders together control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of our board of directors (the “Board”) and all other corporate decisions. Therefore, we are permitted to elect not to comply with certain corporate governance requirements, including (1) those that would otherwise require our Board to have a majority of “independent directors” as such term is defined by applicable stock exchange rules, (2) those that would require that we establish a compensation committee composed entirely of “independent directors” and with a written charter addressing the committee’s purpose and responsibilities and (3) those that would require we have a nominating and governance committee comprised entirely of “independent directors” with a written charter addressing the committee’s purpose and responsibilities, or otherwise ensure that the nominees for directors are determined or recommended to our Board by the independent members of our Board pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws. Although we are currently complying with the corporate governance requirements related to board and committee independence, as long as we remain a controlled company we could in the future choose not to comply.
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
In addition, in connection with the IPO, we entered into a Stockholders Agreement with the Principal Stockholders that provides (x) the investment funds managed by General Atlantic the right to designate: (i) a majority of the nominees for election to our Board for so long as such funds beneficially own over 40% of our common stock then outstanding; (ii) three of the nominees for election to our Board for so long as such funds beneficially own less than or equal to 40% but at least 30% of our common stock then outstanding; (iii) two of the nominees for election to our Board for so long as such funds beneficially own less than or equal to 30% but at least 20% of our common stock then outstanding; and (iv) one of the nominees for election to our Board for so long as such funds beneficially own less than or equal to 20% but at least 10% of our common stock then outstanding and (y) the investment funds managed by Stone Point the right to designate (i) two of the nominees for election to our Board for so long as such investment funds and their affiliates beneficially own at least 20% of our common stock then outstanding; and (ii) one of the nominees for election to our Board for so long as such investment funds and their affiliates beneficially own less than or equal to 20% but at least 10% of our common stock then outstanding. The Principal Stockholders may also assign such rights to their affiliates.
Each of the Principal Stockholders and their affiliates engage in a broad spectrum of activities, including investments in the human resources and technology industries generally. In the ordinary course of their business activities, each of the Principal Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of the Principal Stockholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.
The Principal Stockholders also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, the Principal Stockholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in our common stock, even though such transactions might involve risks to other stockholders.
We are an “emerging growth company,” and we expect to elect to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), for which the fifth anniversary will occur in October 2026. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. In addition, we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we might provide less information to holders of our common stock than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
Failure to maintain effective internal control over financial reporting could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or prevent fraud.
We are required to maintain adequate internal control over financial reporting, perform system and process evaluation and testing of those internal controls to allow management to report on their effectiveness, and report any material weaknesses in such internal controls, in order to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with these requirements in a timely manner, if we assert that our internal control over financial reporting is ineffective, or if we identify new material weaknesses in our internal control over financial reporting, investors may lose confidence in us and, as a result, the value of our common stock may be adversely affected.
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
If we identify new material weaknesses in our internal control over financial reporting, if we are unable to continue to comply with the requirements of Section 404 in a timely manner, or, once required, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse opinion, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, we may be unable, or be perceived as unable, to produce timely and reliable financial reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition, or divert financial and management resources from our core business. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
In addition to the Principal Stockholders’ aggregate beneficial ownership of approximately 65% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:
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
Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws, or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
General Risk Factors
Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock, even if our business is doing well. Recent decreases in our public float increase this risk.
As a result of our share repurchase program and open market purchases by our Principal Stockholders, our publicly traded shares represent less than 22% of our outstanding common stock, down from approximately 28% as of December 31, 2021.
Most of the remaining capital stock is owned by our Principal Stockholders, which may sell through the public market from time to time in the not-too-distant future.

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
Public market sales of substantial amounts of our common stock, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital. Decreases in our public float may increase the negative effects on our stock price that could result from significant sales and the positive effects that could result from significant purchases, contributing to stock price volatility.
In addition, decreases in our public float may dissuade some investors from purchasing our shares due to concerns about liquidity. That plus the fact that we are new to the public markets and not well known to many analysts, investors, and others who could influence demand for our shares represent potential constraints on demand for our shares that can in turn constrain growth in the share price.
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
As of December 31, 2022, we had 78,131,568 shares of common stock outstanding, excluding 2,413,531 restricted stock units (all of which are unvested) and options to purchase 3,041,073 shares of common stock under our 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which 461,236 are vested. In addition, options to purchase an aggregate of 3,628,518 shares of our common stock previously granted under the HireRight GIS Group Holdings LLC Equity Incentive Plan, of which 2,180,758 are vested. All of these outstanding stock awards, together with an additional 5,467,186 shares of our common stock available for issuance under our Omnibus Incentive Plan and 2,296,882 shares of common stock available for issuance under the employee stock purchase plan, and any increase in the shares available pursuant to the plans’ evergreen provisions, are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity-based compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Facilities
Our corporate office is located in Nashville, Tennessee at 100 Centerview Drive, Suite 300. We also have offices in the United States, Canada, Mexico, India, the United Kingdom, Estonia, Poland, Dubai, Singapore, Philippines, Australia and Japan. We hold market standard office leases for our office spaces and do not own any of our offices or facilities. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
Performance Graph
The following performance graph illustrates a comparison of cumulative total return of our common stock, the Standard & Poor’s 500 Stock Index, and a peer index. The graph assumes that, on October 29, 2021, a person invested $100 each in HireRight stock, the Standard & Poor’s 500 Stock Index, and the peer index. Each of the three measures of cumulative total return assumes reinvestment of dividends. The peer group comprises First Advantage Corporation (NASDAQ: FA), Sterling Check Corp. (NASDAQ: STER), Automatic Data Processing, Inc. (NASDAQ: ADP), Global Payments Inc. (NYSE: GPN), Ceridian HCM Holding Inc. (NYSE: CDAY), Robert Half International Inc. (NYSE: RHI), Equifax Inc (NYSE: EFX), Experian plc (LSE: EXPN-LON), Manpower Group Inc. (NYSE: MAN), Paycom Software, Inc. (NYSE: PAYC), Paychex Inc (NASDAQ: PAYX), Paylocity Holding Corp (“NASDAQ: PCTY), TransUnion (NYSE: TRU), and Workday, Inc. (NASDAQ: WDAY). The stock performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

Among HireRight Holdings Corporation, a Peer Index and the S&P 500

120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
40.00
10/29/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
HRT
Peer Index
S&P 500

Holders of Record
As of March 2, 2023, there were 10 stockholders of record of our common stock. The number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

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
Repurchases of common stock
The following table summarizes the Company’s share repurchase program during the fourth quarter of the fiscal year ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in millions)
October 1 — October 31, 2022	—	$—	—	$—
November 1 — November 30, 2022	791,780	10.39	791,780	91.8
December 1 — December 31, 2022	737,049	11.67	737,049	83.2
Total	1,528,829	$11.01	1,528,829	$83.2

(1)On November 13, 2022, the Company's Board of Directors authorized a share repurchase program. The share repurchase program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock, par value $0.0001 and will expire on November 14, 2024. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. This program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary.”
Business Overview
HireRight is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 38,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2022, we screened over 24 million job applicants, employees and contractors for our customers and processed over 107 million screens.
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
In preparation for the Company’s initial public offering, on October 15, 2021, HGGH converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The conversion and related transactions are referred to herein as the “Corporate Conversion.” The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.
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
While we have benefited from the changing dynamics of the labor market as well as a strong hiring environment, there continues to be uncertainty around the near term macroeconomic environment. This uncertainty stems from high inflation, volatile energy prices, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. Each of these drivers has its own adverse impact and the outlook for our business remains uncertain. The annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. A sustained recession will have an adverse impact on the global hiring market and therefore the demand for our services. Slowing demand for our services will adversely affect our future results. Additionally rising interest rates will lead directly to higher interest expense. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Inflation Risk” for additional information on the impact of inflation on our business. Although the majority of our cost of services is variable in nature and will move in tandem with revenue increases or decreases, there can be no assurance that we can reduce our cost of services in proportion to changes in revenue. The Company has taken steps to continue to improve its profitability, including by lowering interest expense through the use of initial public offering proceeds for voluntary repayment of debt.
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
Even though there are factors creating uncertainty in the future financial results of the business as described above, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during 2022. In making the determination to release the valuation allowance, the Company considered its movement into a cumulative income position for the most recent three-year period, the significant decrease in its interest expense from the paydown of debt in the fourth quarter of 2021 using IPO proceeds, its seventh consecutive quarter of operating income, forecasts of future earnings for its U.S. operations, and other factors. The release of the valuation allowance resulted in a non-cash deferred tax benefit of $96.6 million, which materially decreased the Company’s income tax expense during the year ended December 31, 2022.
2022 Developments
On November 13, 2022, the Company's Board of Directors authorized a share repurchase program (“Program”). The Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock, par value $0.0001, and will expire on November 14, 2024. Through December 31, 2022, the Company repurchased 1,528,829 shares of common stock for $16.8 million, including commissions paid, at an average price paid of $11.01 per share. The repurchased shares are recorded as “Treasury stock” on the Company's consolidated balance sheets. As of December 31, 2022, approximately $83.2 million remained available for future purchases under the Program. See “Item 8. Financial Statements and Supplementary Data - Note 20 — Stockholders' Equity” for more information on our share repurchase program.
On June 3, 2022, the Company entered into an amendment to its First Lien Term Loan Facility, as defined below under “Liquidity and Capital Resources” (“Amended First Lien Term Loan Facility”) with the lenders party thereto and Bank of America, N.A. as administrative agent. The Amended First Lien Term Loan Facility amended the Company’s revolving credit facility (“Amended Revolving Credit Facility”) to increase the aggregate commitments under the facility from $100.0 million to $145.0 million and extend the maturity date from July 12, 2023 to the earlier of June 3, 2027 or 91 days prior to the maturity of the First Lien Term Loan Facility. The interest rate benchmark applicable to the Amended Revolving Credit Facility was converted from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).
Effective February 18, 2022, the Company terminated its Interest Rate Swap Agreements, as defined below, prior to their stated termination dates. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) on the consolidated balance sheet will be reclassified to earnings as reductions to interest expense through December 31, 2023. See “Liquidity and Capital Resources — Interest Rate Swaps” below for additional information.
Key Components of Our Results from Operations
Revenues
The Company generates revenues from background screening and related compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 28%, 30%, and 31% of revenues for the years ended December 31, 2022, 2021, and 2020 respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 3%, 5%, and 7% of revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues. Revenues for the years ended December 31, 2022, and 2021, from these customers increased 14% and 43%, respectively, over the prior year periods.
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
Depreciation and amortization expenses consist of depreciation of property and equipment, as well as amortization of purchased and developed software and other intangible assets, principally resulting from the combination of HireRight and GIS in 2018.
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, gains and losses on asset disposal, foreign exchange gains and losses, as well as other expenses. The majority of our receivables and payables are denominated in U.S. dollars, but we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Therefore, increases or decreases in the value of the U.S. dollar against these currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenues in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not generally deemed material to our financial performance.
Income tax (benefit) expense consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.

Results of Operations
Comparison of Results of Operations for the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
The following table presents operating results for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
	(in thousands, except percent of revenues)
Revenues	$806,668	100.0%	$730,056	100.0%	$540,224	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	435,740	54.0%	406,671	55.7%	301,845	55.9%
Selling, general and administrative	200,853	24.9%	188,298	25.8%	173,579	32.1%
Depreciation and amortization	71,959	8.9%	78,357	10.7%	76,932	14.2%
Total expenses	708,552	87.8%	673,326	92.2%	552,356	102.2%
Operating income (loss)	98,116	12.2%	56,730	7.8%	(12,132)	(2.2)%

Other expenses
Interest expense	32,122	4.0%	74,815	10.2%	75,118	13.9%
Other expense, net	472	0.1%	532	0.1%	889	0.2%
Total other expense, net	32,594	4.0%	75,347	10.3%	76,007	14.1%
Income (loss) before income taxes	65,522	8.1%	(18,617)	(2.6)%	(88,139)	(16.3)%
Income tax (benefit) expense	(79,052)	(9.8)%	2,686	0.4%	3,938	0.7%
Net income (loss)	$144,574	17.9%	$(21,303)	(2.9)%	$(92,077)	(17.0)%
Revenues
Revenues for the year ended December 31, 2022 increased to $806.7 million, an increase of $76.6 million, or 10.5%, from the prior-year period, primarily driven by higher average order values associated with existing customers and sales to new customers. Revenues from international and United States regions increased by $7.5 million, or 13.6%, and by $69.1 million, or 10.2%, respectively, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The strengthening of the U.S. dollar against the British pound during the year ended December 31, 2022, compared to the prior-year period, had an unfavorable impact on revenue from international regions. On a constant currency basis, United Kingdom revenues would have been $5.4 million higher than actual revenues. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparable period.
Revenues increased $189.8 million, or 35.1%, to $730.1 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to recovery from the COVID-19 pandemic which caused order volumes to surpass the COVID-impacted prior year period resulting in year-over-year growth rates significantly in excess of recent historical levels. Revenues from international and United States regions increased $19.7 million, or 55.9%, and $170.1 million, or 33.7%, respectively, during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cost of Services (exclusive of depreciation and amortization below)
Cost of services for the year ended December 31, 2022 increased to $435.7 million, an increase of $29.1 million, or 7.1%, from the prior-year period, primarily due to higher data costs, higher medical laboratory and collection fees, and increased incentive compensation and fringe benefit programs to keep up with market conditions. Cost of services as a percent of revenues decreased to 54.0% for the year ended December 31, 2022 compared to 55.7% for the year ended December 31, 2021, primarily driven by lower average labor costs per background screen as a result of process improvements resulting from our ongoing technology initiatives as well as an increase in the use of offshore labor.
Cost of services increased $104.8 million, or 34.7%, to $406.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher volumes and, to a lesser extent, increased data costs. Cost of services as a percent of revenues decreased slightly to 55.7% for the year ended December 31, 2021 compared to 55.9% for the year ended December 31, 2020.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2022 increased to $200.9 million, an increase of $12.6 million, or 6.7%, from the prior-year period, primarily due to increases in personnel costs of $19.0 million, investments in technology of $5.1 million, and the addition of public company costs of $5.1 million. Of the $19.0 million increase in personnel costs, $5.9 million was related to stock-based compensation and $13.1 million was related to increased salary expenses, incentive compensation and fringe benefit programs. The increases were partially offset by a decrease in facility related expenses of $14.9 million. SG&A as a percent of revenues for the year ended December 31, 2022 decreased slightly to 24.9% from 25.8% for the year ended December 31, 2021.
The increases in personnel costs were attributable to responses to increases in market compensation rates, the increased use of stock-based compensation following our initial public offering in November 2021, and increased staffing to support growth. Additional public company costs include incremental audit, accounting and legal fees as well as premiums for increased insurance coverage, which were not present before the third quarter 2021 period but which will continue. The increases in the above SG&A expenses were partially offset in by decreases in various other costs, including a reduction of facility expenses resulting from exiting unused office space during 2021.
Selling, general and administrative expenses increased $14.7 million, or 8.5%, to $188.3 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to higher personnel costs, facility exit costs, technology related costs, and IPO related costs; partially offset by lower legal settlement fees, merger integration expenses, and various other costs. Increases included personnel costs of $22.2 million and costs associated with the exit from certain of our leased facilities of $10.2 million. Exit from leased facilities was driven by lower office utilization due to ongoing COVID-related work from home protocols. Of the $22.2 million increase in personnel costs, $12.5 million was due to increases in incentive compensation and fringe benefit programs associated with headcount increases to handle increased order volumes, wage inflation, retention in competitive labor markets, and improved performance under bonus plans, and $8.6 million was related to investments in personnel to support incremental technology and product initiatives. IPO preparation related costs added $5.0 million in 2021, and discovery phase costs associated with various technology initiatives and an information technology project implementation increased $5.0 million. These increases were partially offset by a reduction in legal settlement fees and merger integration and employee severance expenses of $11.1 million and $12.0 million, respectively. Various other costs accounted for $4.6 million of the offsetting decreases in SG&A for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Depreciation and Amortization
Depreciation and amortization expense decreased $6.4 million, or 8.2%, to $72.0 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to an acceleration of depreciation expense of $3.7 million in the prior year for reductions in the estimated useful lives of certain facilities we exited. The decreases were partly offset by increases in depreciation expense related to software.
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
Interest Expense
Interest expense for the year ended December 31, 2022 decreased to $32.1 million, a decrease of $42.7 million, or 57.1%, from the prior-year period, primarily due to a reduction in outstanding indebtedness under our credit facilities as a result of both scheduled principal repayments and application of a total of $315.0 million in IPO proceeds during the fourth quarter of 2021 to retire our second lien term loan facility and make a voluntarily prepayment of $100.0 million of our first lien term loan facility. Interest expense for the year ended December 31, 2021 includes $17.5 million related to the second lien senior secured term loan facility and $3.6 million related to the prepaid portion of the first lien term loan facility, and interest expense of $19.7 million from reclassifications from accumulated other comprehensive income (loss) on the consolidated balance sheet into interest expense related to the Interest Rate Swap Agreements. Additionally, reclassifications of unrealized gains related to the terminated Interest Rate Swap Agreements from accumulated other comprehensive income (loss) on the consolidated balance sheet reduced interest expense by $12.6 million during the year ended December 31, 2022. The decrease in interest expense during the year ended December 31, 2022 was partially offset by increased interest expense of $11.1 million associated with rising interest rates during 2022.
Income Tax (Benefit) Expense
Income tax was a benefit of $79.1 million for the year ended December 31, 2022, primarily resulting from the release of the U.S. federal and state valuation allowances, compared to an expense of $2.7 million for the prior year period. The effective tax rate for the year ended December 31, 2022, was negative 120.6% compared to 14.4% for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022, compared to the prior year period, changed primarily due to the release of the U.S. federal and state valuation allowances in 2022 and revaluation of deferred taxes in the United Kingdom in 2021. The effective tax rate for the year ended December 31, 2022, differs from the U. S. federal statutory rate of 21% primarily due to the release of U.S. federal and state valuation allowances and state taxes.
Income tax expense decreased $1.3 million, or 31.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to changes in tax rate in the United Kingdom and establishment of valuation allowances for losses not benefited. Income tax expense for the years ended December 31, 2021 and 2020 was $2.7 million and $3.9 million, respectively. Our effective tax rate for the year ended December 31, 2021 was 14.4% compared to 4.5% for the year ended December 31, 2020. The change in the effective tax rate was primarily impacted by U.S. tax on foreign operations and changes in valuation allowances. The effective tax rate for the year ended December 31, 2021 differs from the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign operations, non-deductible IPO costs, and changes in tax rate in the United Kingdom.
Non-GAAP Financial Measures
We believe that the presentation of our non-GAAP financial measures provides information useful to investors in assessing our financial condition and results of operations. These measures should not be considered an alternative to net income (loss) or any other measure of financial performance or liquidity presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable

GAAP measures. Additionally, to the extent that other companies in our industry define similar non-GAAP measures differently than we do, the utility of those measures for comparison purposes may be limited.
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

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except percents)
Net income (loss)	$144,574	$(21,303)	$(92,077)
Income tax (benefit) expense (1)	(79,052)	2,686	3,938
Interest expense	32,122	74,815	75,118
Depreciation and amortization	71,959	78,357	76,932
EBITDA	169,603	134,555	63,911
Stock-based compensation	11,474	4,528	3,218
Realized and unrealized loss on foreign exchange	323	424	889
Merger integration expenses (2)	205	551	10,055
Technology investments (3)	563	3,567	—
Amortization of cloud computing software costs (4)	2,690	21	—
Other items (5)	3,452	16,572	14,855
Adjusted EBITDA	$188,310	$160,218	$92,928
Net income (loss) margin (6)	17.9%	2.9%	17.0%
Adjusted EBITDA margin	23.3%	21.9%	17.2%
(1)During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to reverse the Company’s valuation allowance attributable to the deferred tax assets associated with the Company’s operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $96.6 million, which materially decreased the Company’s income tax expense for the year ended December 31, 2022.

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
(5)Other items for the year ended December 31, 2022 include (i) costs of $1.8 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system, (ii) $1.4 million of severance costs, (iii) $1.1 million associated with professional services fees not related to core operations, (iv) $0.2 million related to exit costs associated with one of our short-term leased facilities, and (v) various other costs of $0.3 million. These costs were partially offset by (i) a reduction in previously accrued legal settlement expense of $0.6 million during the year ended December 31, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business and (ii) a cost reduction of $0.7 million related to a change in the estimate of exit costs associated with certain of our leased facilities. Other items for the year ended December 31, 2021 include (v) exit costs of $10.2 million associated with certain of our leased facilities, and (vi) costs of $5.0 million related to the preparation of the Company’s initial public offering during 2021. Other items for the year ended December 31, 2020 include (vii) $12.1 million of legal settlement costs associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009 and deemed to be outside the ordinary course of business, and (viii) $2.5 million of severance costs incurred in connection with reducing our employee headcount to right-size our business in response to COVID-19.
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

The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$144,574	$(21,303)	$(92,077)
Income tax (benefit) expense (1)	(79,052)	2,686	3,938
Income (loss) before income taxes	65,522	(18,617)	(88,139)
Amortization of acquired intangible assets	61,682	63,059	62,094
Loss on extinguishment of debt (2)	—	5,170	—
Interest expense swap adjustments (3)	(12,634)	—	—
Interest expense discounts (4)	3,345	4,080	4,036
Stock-based compensation	11,474	4,528	3,218
Realized and unrealized loss on foreign exchange	323	424	889
Merger integration expenses (5)	205	551	10,055
Technology investments (6)	563	3,567	—
Amortization of cloud computing software costs (7)	2,690	21	—
Other items (8)	3,452	17,029	14,855
Adjusted income before income taxes	136,622	79,812	7,008
Adjusted income taxes (9)	(57,040)	1,610	4,977
Adjusted Net Income	$193,662	$78,202	$2,031

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Year Ended December 31,
	2022	2021	2020

Diluted net income (loss) per share	$1.82	$(0.35)	$(1.61)
Income tax (benefit) expense (1)	(1.00)	0.04	0.07
Amortization of acquired intangible assets	0.78	1.04	1.08
Loss on extinguishment of debt (2)	—	0.09	—
Interest expense swap adjustments (3)	(0.16)	—	—
Interest expense discounts (4)	0.04	0.07	0.07
Stock-based compensation	0.15	0.07	0.06
Realized and unrealized loss on foreign exchange	—	0.01	0.02
Merger integration expenses (5)	—	0.01	0.17
Technology investments (6)	0.01	0.06	—
Amortization of cloud computing software costs (7)	0.04	—	—
Other items (8)	0.04	0.28	0.26
Adjusted income taxes (9)	0.72	(0.03)	(0.08)
Adjusted Diluted Earnings Per Share	$2.44	$1.29	$0.04

Weighted average number of shares outstanding - diluted	79,443,263	60,821,472	57,168,291
(1)During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to reverse the Company’s valuation allowance attributable to the deferred tax assets associated with the Company’s operations in the U.S. This reversal resulted in a non-cash deferred tax benefit of $96.6 million, which materially decreased the Company’s income tax expense for the year ended December 31, 2022.
(2)Loss on extinguishment of debt is related to the write-off of unamortized deferred financing fees and unamortized original issue discounts in conjunction with the repayment of the principal on our second lien term loan facility and partial repayment of our first lien term loan facility during the year ended December 31, 2021.
(3)Interest expense swap adjustments consist of amortization of unrealized gains on the terminated Interest Rate Swap Agreements, which will be recognized through December 2023 as a reduction to interest expense.
(4)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(5)Merger integration expenses consist primarily of information technology (“IT”) related costs including personnel expenses, professional and service fees associated with the integration of customers and operations of GIS, which commenced in July 2018 and was substantially completed by the end of 2020.
(6)Technology investments represent discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies.
(7)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems incurred in connection with our platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies. This expense is not included in depreciation and amortization above.
(8)Other items for the year ended December 31, 2022 include (i) costs of $1.8 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system, (ii) $1.4 million of severance costs, (iii) $1.1 million associated with professional services fees not related to core operations, (iv) $0.2 million related to exit costs associated with certain of our leased facilities, and (v) various other costs of $0.3 million.. These costs were partially offset by (i) a reduction in previously accrued legal settlement expense of $0.6 million during the year ended December 31, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business and (ii) a cost reduction of

$0.7 million related to a change in the estimate of exit costs associated with certain of our leased facilities. Other items for the year ended December 31, 2021 include (v) exit costs of $10.2 million associated with certain of our leased facilities, and (vi) costs of $5.0 million related to the preparation of the Company’s initial public offering during 2021. Other items for the year ended December 31, 2020 include (vii) $12.1 million of legal settlement costs associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009 and deemed to be outside the ordinary course of business, and (viii) $2.5 million of severance costs incurred in connection with reducing our employee headcount to right-size our business in response to COVID-19.
(9) The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates. An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate, net of applicable adjustments for valuation allowances, which was used to compute Adjusted Net Income for the periods presented. Due to the existence of a U.S. tax valuation allowance prior to its release in 2022, the tax impact of the pre-tax adjustments for the years ended December 31, 2021, and 2020 are immaterial.
Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs, and other tax attributes, for which the Company recognized an estimated total liability of $210.5 million as of December 31, 2022. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Unrestricted cash and cash equivalents as of December 31, 2022 was $162.1 million. As of December 31, 2022, cash held in foreign jurisdictions was approximately $18.9 million and is primarily related to international operations.
Restricted cash of $1.3 million as of December 31, 2022 consists primarily of $1.1 million held in escrow for the benefit of former investors in a subsidiary of the Company pursuant to the terms of its divestiture of a former affiliate in April 2018.
Debt
The Company currently has two long-term debt arrangements:
•The Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a LIBOR variable rate (4.73% at December 31, 2022) + 3.75%, maturing on July 12, 2025. Total principal outstanding balance on our debt was $699.5 million as of December 31, 2022 and $707.9 million as of December 31, 2021.
•The Amended Revolver Credit Facility, a first lien senior secured revolving credit facility, in an aggregate principal amount of up to $145.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a SOFR variable rate (4.06% at December 31, 2022) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Term Loan Facility. The Company had $143.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of December 31, 2022.
The Amended First Lien Term Loan Facility includes a springing financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was not subject to this covenant as of December 31, 2022, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
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
Operating Commitments
As of December 31, 2022, the Company had purchase obligations to various parties of approximately $52.6 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2023. Our obligations as of December 31, 2022, have increased from $21.7 million as of December 31, 2021, due to the extension of a service agreement with one of the Company’s current vendors.
On December 31, 2022 and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in a privately held company for a total purchase price of approximately $26.5 million, subject to satisfaction of closing conditions.
In addition to our regular capital expenditures, we are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. We began this project in the fall of 2021 with the assistance of a professional services firm and have built a modern core platform and certain applications. We are now bringing the development in-house in order to control costs and integrate the engineering effort more closely with the business to facilitate the incorporation of our deep know-how into the systems. We have invested $34 million in this initiative through the year ended December 31, 2022.
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

Cash Flow Analysis
Comparison of Cash Flows for the year ended December 31, 2022 versus the year ended December 31, 2021 and the year ended December 31, 2021 versus the year ended December 31, 2020
The following table summarizes our consolidated cash flows for the years ended December 31, 2022, 2021, and 2019.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$107,728	$47,474	$16,426
Net cash used in investing activities	(16,931)	(14,037)	(12,206)
Net cash provided by (used in) financing activities	(41,921)	59,987	(984)
Net increase in cash, cash equivalents and restricted cash	$48,876	$93,424	$3,236
Operating Activities
Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $107.7 million for the year ended December 31, 2022 compared to $47.5 million for the year ended December 31, 2021. The increase in cash provided by operating activities was due primarily to net income for the year ended December 31, 2022 compared to net loss in prior year period, partly offset by the income tax benefit from the release of the valuation allowance in 2022 and higher use of cash for expenditures related to our cloud computing platform modernization and automation efforts.
Cash provided by operating activities was $47.5 million for the year ended December 31, 2021 compared to $16.4 million for the year ended December 31, 2020. The increase was due primarily to a lower net loss partly offset by a higher use of cash from working capital compared to the prior period.
Investing Activities
Cash used in investing activities was $16.9 million during the year ended December 31, 2022, compared to $14.0 million during the year ended December 31, 2021. The increase was due primarily to increases in capitalized software development costs under our program to enhance operational efficiencies compared to the prior period, partly offset by a decrease of purchases of property and equipment.
Cash used in investing activities was $14.0 million during the year ended December 31, 2021, compared to $12.2 million during the year ended December 31, 2020. The increase was due primarily to slight increases in purchases of property and equipment and capitalized software development costs compared to the prior period.
Financing Activities
Cash used in financing activities was $41.9 million for the year ended December 31, 2022 compared to cash provided by financing activities of $60.0 million during the year ended December 31, 2021. The increase in cash used in financing activities was due primarily to the $18.4 million payment related to the termination of the Interest Rate Swap Agreements, as defined below, and $15.7 million of cash used for repurchases of our common stock made under the Program during the year ended December 31, 2022. Mandatory repayments on our debt facilities were $8.4 million in the year ended December 31, 2022. Net repayments were $333.4 million, including $8.4 million of mandatory repayments, in the year ended December 31, 2021.
Cash provided by financing activities was $60.0 million for the year ended December 31, 2021 compared to cash used in financing activities of $1.0 million during the year ended December 31, 2020. The increase is due to the $393.5 million net proceeds from our IPO, partially offset by net repayments on our debt facilities of $333.4 million in the year ended December 31, 2021 compared to net borrowings of $1.7 million in the year ended December 31, 2020.
Share Repurchase Program
On November 13, 2022, the Company's Board of Directors authorized the Program. The Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock and will expire on November 14, 2024. Repurchases under the Program may be made in the open market, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. This Program does not obligate the Company to acquire any particular amount of common stock and the Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
Through December 31, 2022, the Company repurchased 1,528,829 shares of Common stock for $16.8 million, including commissions paid, at an average price paid of $11.01 per share. As of December 31, 2022, approximately $83.2 million remained available for future purchases under the Program.
On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. The Inflation Reduction Act imposes a 1%, non-deductible excise tax on certain repurchases of common stock that occur after December 31, 2022. We expect the excise tax to apply to our share repurchase program, but do not expect the tax to have a material effect on our business.
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
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms through February 18, 2022, the date the Interest Rate Swap Agreements were terminated, and during the years ended December 31, 2021 and 2020. At December 31, 2022 and 2021, the effective portion of the Interest Rate Swap Agreements was included on the consolidated balance sheets in accumulated other comprehensive income (loss).
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
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations, outside of discussions regarding non-GAAP financial measures, is based on the consolidated financial statements, which have been prepared in accordance with GAAP.
The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, impairment assessments and charges, deferred tax assets, and loss contingencies. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties. Therefore, we consider these to be our critical accounting estimates.
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
Valuation of Long-lived Assets including Goodwill, Intangible Assets and Estimated Useful Lives
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired patents, and trade names from a market participant perspective, as well as useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas goodwill is not amortized.
We evaluate and test goodwill for impairment at least annually on the last day of our fourth fiscal quarter, or more frequently if we believe indicators of impairment exist. We test goodwill for impairment at the reporting unit level and we have identified a single reporting unit for allocating and testing goodwill. We assess our conclusion regarding segments and reporting units at least quarterly or more frequently if needed.
The process of evaluating the potential impairment of goodwill is subjective and requires management judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value.
After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit and compare the fair value to the reporting unit’s net book value. During the years ended December 31, 2022, 2021, and 2020, no impairment of goodwill was recorded.
Long-lived assets, including property and equipment, intangible assets, and cloud computing software are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment, intangible assets and cloud computing software is not recoverable, the carrying amount of such assets is reduced to fair value. No impairments of long-lived assets were recorded for the years ended December 31, 2022, 2021, and 2020.
The useful lives of our long-lived assets including property and equipment, finite-lived intangible assets and cloud computing software are determined by management when those assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. The current estimate of useful lives represents our best estimate based on current facts and circumstances but may differ from the actual useful lives due to changes in future circumstances such as changes to our business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any such asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the remaining estimated useful life. Historically changes in useful lives have not resulted in material changes to our depreciation and amortization expense.
Loss Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Additionally, we are required to comply with various legal and regulatory obligations around the world. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure to comply with such obligations could eventually lead to asserted legal or regulatory action. We evaluate these asserted and unasserted matters on a regular basis and accrue a liability when we believe that it is probable that a loss has been incurred and the amount is reasonably estimable. If we determine there is a reasonable possibility that we may incur a loss and the loss or range of loss can be estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements to the extent material.
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
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income or benefit in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. The release of the valuation allowance resulted in a non-cash deferred tax benefit of $96.6 million, which materially decreased the Company’s income tax expense during the year ended December 31, 2022.
We determine the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2022 and 2021, which are considered to be indefinitely reinvested outside of the U.S.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk to our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily due to potential interest rate risk, potential foreign exchange risk and potential increases in inflation. We do not hold financial instruments for trading purposes.
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
As of December 31, 2022, the outstanding principal balance of $699.5 million on the Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.0 million.
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
Inflation Risk
Recent growth in inflation has increased and may continue to increase our operating costs. In response to high inflation rates, the Federal Reserve has been raising interest rates and has indicated that it foresees further interest rate increases throughout the year. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of HireRight Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HireRight Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 9, 2023
We have served as the Company’s auditor since 2018.

HireRight Holdings Corporation
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in thousands, except share, and per share data)
Assets
Current assets
Cash and cash equivalents	$162,092	$111,032
Restricted cash	1,310	5,182
Accounts receivable, net of allowance for doubtful accounts of $5,812 and $4,284 at December 31, 2022 and 2021, respectively	136,656	142,473
Prepaid expenses and other current assets	18,745	18,583
Total current assets	318,803	277,270
Property and equipment, net	9,045	11,127
Right-of-use assets, net	8,423	—
Intangible assets, net	331,598	389,483
Goodwill	809,463	819,538
Cloud computing software, net	35,230	8,133
Deferred tax assets	74,236	—
Other non-current assets	18,949	18,211
Total assets	$1,605,747	$1,523,762
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,571	$13,688
Accrued expenses and other current liabilities	75,208	75,294
Accrued salaries and payroll	31,075	29,280
Derivative instruments, short-term	—	16,662
Debt, current portion	8,350	8,350
Total current liabilities	126,204	143,274
Debt, long-term portion	683,206	688,683
Derivative instruments, long-term	—	11,444
Tax receivable agreement liability	210,543	210,639
Deferred taxes liabilities	5,748	14,765
Operating lease liabilities, long- term	10,055	—
Other non-current liabilities	1,673	9,240
Total liabilities	1,037,429	1,078,045
Commitments and contingent liabilities (Note 14)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,660,397 and 79,392,937 shares issued, and 78,131,568 and 79,392,937 shares outstanding as of December 31, 2022 and 2021, respectively	80	79
Additional paid-in capital	805,799	793,382
Treasury stock, at cost; 1,528,829 shares and no shares repurchased at December 31, 2022 and 2021, respectively	(16,827)	—
Accumulated deficit	(215,790)	(360,364)
Accumulated other comprehensive income (loss)	(4,944)	12,620
Total stockholders’ equity	568,318	445,717
Total liabilities and stockholders’ equity	$1,605,747	$1,523,762
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Revenues	$806,668	$730,056	$540,224

Expenses
Cost of services (exclusive of depreciation and amortization below)	435,740	406,671	301,845
Selling, general and administrative	200,853	188,298	173,579
Depreciation and amortization	71,959	78,357	76,932
Total expenses	708,552	673,326	552,356
Operating income (loss)	98,116	56,730	(12,132)

Other expenses
Interest expense	32,122	74,815	75,118
Other expense, net	472	532	889
Total other expenses	32,594	75,347	76,007
Income (loss) before income taxes	65,522	(18,617)	(88,139)
Income tax (benefit) expense	(79,052)	2,686	3,938
Net income (loss)	$144,574	$(21,303)	$(92,077)

Net income (loss) per share:
Basic	$1.82	$(0.35)	$(1.61)
Diluted	$1.82	$(0.35)	$(1.61)
Weighted average shares outstanding:
Basic	79,344,547	60,821,472	57,168,291
Diluted	79,443,263	60,821,472	57,168,291
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$144,574	$(21,303)	$(92,077)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain (loss) on interest rate swaps	7,981	5,746	(36,609)
Reclassification adjustments included in earnings (1)	(10,955)	19,723	16,017
Total unrealized gain (loss)	(2,974)	25,469	(20,592)
Currency translation adjustment, net of tax benefit (expense) of $(175), $(2) and $90 for the years ended December 31, 2022, 2021 and 2020, respectively	(14,590)	(2,726)	5,230
Other comprehensive income (loss)	(17,564)	22,743	(15,362)
Comprehensive income (loss)	$127,010	$1,440	$(107,439)

(1)Represents the reclassification of the effective portion of the gain or loss on the Company’s interest rate swap into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive income (loss) on the consolidated balance sheet related to the interest rate swap agreements terminated on February 18, 2022. See Note 11 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Stockholders’ Equity

	Class A Member Units		Common Stock		Treasury Stock
	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(in thousands, except unit and share data)
Balances at December 31, 2019	57,168,291	$590,711	—	$—	—	$—	$12,142	$(246,984)	$5,239	$361,108
Net loss	—	—	—	—	—	—	—	(92,077)	—	(92,077)
Stock-based compensation	—	—	—	—	—	—	3,218	—	—	3,218
Other comprehensive loss	—	—	—	—	—	—	—	—	(15,362)	(15,362)
Balances at December 31, 2020	57,168,291	590,711	—	—	—	—	15,360	(339,061)	(10,123)	$256,887
Corporate Conversion of Class A member Units to common stock	(57,168,291)	(590,711)	57,168,291	57	—	—	590,654	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	22,224,646	22	—	—	393,479	—	—	393,501
Net loss	—	—	—	—	—	—	—	(21,303)	—	(21,303)
Stock-based compensation	—	—	—	—	—	—	4,528	—	—	4,528
Tax receivable agreement	—	—	—	—	—	—	(210,639)	—	—	(210,639)
Other comprehensive income	—	—	—	—	—	—	—	—	22,743	22,743
Balances at December 31, 2021	—	—	79,392,937	79	—	—	793,382	(360,364)	12,620	445,717
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	—	—	267,460	1	—	—	943	—	—	944
Net income	—	—	—	—	—	—	—	144,574	—	144,574
Stock-based compensation	—	—	—	—	—	—	11,474	—	—	11,474
Repurchase of common stock	—	—	(1,528,829)	—	1,528,829	(16,827)	—	—	—	(16,827)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17,564)	(17,564)
Balances at December 31, 2022	—	$—	78,131,568	$80	1,528,829	$(16,827)	$805,799	$(215,790)	$(4,944)	$568,318
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities
Net income (loss)	$144,574	$(21,303)	$(92,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,959	78,357	76,932
Deferred income taxes	(82,658)	1,485	2,903
Amortization of debt issuance costs	3,345	4,080	4,036
Amortization of contract assets	4,505	3,796	2,984
Amortization of right-of-use assets	2,973	—	—
Amortization of unrealized gains on terminated interest rate swap agreements	(12,634)	—	—
Amortization of cloud computing software costs	2,690	21	—
Stock-based compensation	11,474	4,528	3,218
Change in tax receivable agreement liability	(96)	—	—
Loss on extinguishment of debt	—	5,006	—
Other non-cash charges, net	2,927	(311)	1,731
Changes in operating assets and liabilities:
Accounts receivable	3,887	(35,745)	(10,245)
Prepaid expenses and other current assets	(160)	240	1,408
Cloud computing software	(29,788)	(8,154)	—
Other non-current assets	(5,309)	(5,242)	(4,181)
Accounts payable	(4,953)	(10,994)	7,767
Accrued expenses and other current liabilities	(567)	18,487	12,020
Accrued salaries and payroll	1,678	6,156	9,518
Operating lease liabilities, net	(4,659)	—	—
Other non-current liabilities	(1,460)	7,067	412
Net cash provided by operating activities	107,728	47,474	16,426
Cash flows from investing activities
Purchases of property and equipment	(4,456)	(6,228)	(5,707)
Capitalized software development	(12,475)	(7,809)	(6,403)
Cash paid for acquisitions, net of cash acquired	—	—	(96)
Net cash used in investing activities	(16,931)	(14,037)	(12,206)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	399,044	—
Payment of initial public offering issuance costs	—	(5,543)	—
Repayments of debt	(8,350)	(323,350)	(8,350)
Borrowings on line of credit	—	30,000	50,000
Repayments on line of credit	—	(40,000)	(40,000)
Payment of contingent consideration and holdbacks	—	—	(2,188)
Payments for termination of interest rate swap agreements	(18,445)	—	—
Repurchase of common stock	(15,671)	—	—
Proceeds from issuance of common stock in connection with stock-based compensation plans	1,506	—	—
Taxes paid related to net share settlement of equity awards	(562)	—	—
Other financing	(399)	(164)	(446)
Net cash provided by (used in) financing activities	(41,921)	59,987	(984)
Net increase in cash, cash equivalents and restricted cash	48,876	93,424	3,236
Effect of exchange rates	(1,688)	(1,269)	(357)
Cash, cash equivalents and restricted cash
Beginning of year	116,214	24,059	21,180
End of year	$163,402	$116,214	$24,059
Cash paid for

Interest	$41,142	$65,530	$71,043
Income taxes	$4,395	$1,019	$1,131
Supplemental schedule of non-cash activities
Recognition of liability under tax receivable agreement	$—	$210,639	$—
Unpaid property and equipment and capitalized software purchases	$740	$1,526	$1,216
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
Income Tax Receivable Agreement
In connection with the Company’s IPO, the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. During the year ended December 31, 2022, the Company recognized a benefit of $0.1 million related to a decrease in the estimated liability pertaining to the TRA as a result of federal return filing adjustments. The benefit is included in Other expense, net in the Company’s consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the Company had a total liability of $210.5 million and $210.6 million, respectively, in connection with the projected obligations under the TRA on its consolidated balance sheets.
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
Significant Accounting Policies
Use of Estimates
Preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, lease accounting, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, stock-based compensation expense, useful lives assigned to long-lived assets, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties.
Segment Reporting
The Company determines its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s Chief Executive Officer is the Company’s CODM. The Company’s operating segments may not be comparable to similar companies in similar industries. The Company operates in one reportable segment.
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
Restricted Cash
Restricted cash represents cash that is not immediately available for general use due to certain legal requirements. As of both December 31, 2022 and 2021, the Company had restricted cash of $1.1 million, held in escrow for the benefit of former investors in the Company pursuant to the terms of the divestiture by the Company of a former affiliate in April 2018. A total of $3.9 million was held in escrow as of December 31, 2021 related to prior restructurings from predecessor entities, such amount was paid during the year ended December 31, 2022.
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives, which are periodically reviewed. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. The Company’s lease terms range from 1 to 12 years. The estimated useful lives for significant components of property and equipment are as follows:

Computer equipment and purchased software	3-5 years
Equipment	3-7 years
Furniture and fixtures	3-7 years
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
Leases
The Company leases office facilities under operating lease agreements. All of the Company’s leases are operating leases. The Company made an accounting policy election not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2022 for existing leases upon the adoption of Topic 842). Lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes to an index and any other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.
The Company accounts for lease and non-lease components in its contracts as a single lease component. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Developed Software-For Internal Use
The Company’s technology platform comprises a set of software-based systems and databases that work together in support of the specific risk management and compliance objectives of the Company’s customers. The Company’s customers and applicants access the Company’s global platform through HireRight Screening Manager and HireRight Applicant Center. The Company’s platform integrates through the HireRight Connect application programming interface (“API”) with third-party human capital management (“HCM”) systems, including UKG, Workday, IBM, Oracle, and SAP. The Company’s capitalized software development costs relate primarily to development of enterprise resource and order management software, and also the Company’s self-service system for customers through backgroundchecks.com.
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
Implementation Costs Incurred in Cloud Computing Arrangements
For cloud computing arrangements that are a service contract, the Company capitalizes certain implementation costs incurred, including employee costs and third-party costs, during the application development stage, and expenses costs as incurred during the preliminary project and post-implementation stages. Capitalized implementation costs are expensed on a straight-line basis over the estimated useful life. Capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within cloud computing software, net in the consolidated balance sheets and amortized to selling, general and administrative expenses in the consolidated statement of operations.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
underlying carrying value. Charges for impairment losses are recorded if the sum of expected undiscounted future cash flows is less than the carrying value of an asset or asset group. Any necessary write-downs are treated as permanent reductions in the carrying amount of the assets.
For the years ended December 31, 2022, 2021, and 2020, the Company did not identify any indicators of impairment, and no impairments of long-lived assets were recorded.
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
For the years ended December 31, 2022, 2021, and 2020, no impairments of goodwill were recorded.
Derivatives and Hedging Activities
The Company is exposed to variability in future cash flows resulting from fluctuations in interest rates related to its variable rate debt. The Company used interest rate swaps through February 18, 2022, the date the interest rate swaps were terminated, to manage the level of exposure to the risk of fluctuations in interest rates. Prior to termination, the Company designated these interest rate swaps as cash flow hedges of forecasted variable rate interest payments on certain U.S. dollar denominated debt principal balances. The Company recognized all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets.
For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on such derivative instruments is reported as a component of other comprehensive (loss) income and reclassified into interest expense in the same period or periods during which the hedged debt affects earnings. Following the terminations, unrealized gains related to the terminated interest rate swap agreements included in accumulated other comprehensive income (loss) will be reclassified to earnings as reductions to interest expense through December 31, 2023. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings. The Company had no hedge ineffectiveness at February 18, 2022, the date of termination, and for the years ended December 31, 2021, and 2020.
For further information on the termination of the interest rate swap agreements, see “Note 11 — Derivative Instruments.”
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Treasury Stock
The Company accounts for common stock repurchases as treasury stock under the cost method and presents the cost as a component of stockholders’ equity in the consolidated balance sheets. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. The Company did not reissue nor cancel treasury stock during the year ended December 31, 2022.
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
For additional information regarding Revenue see Note 16 — Revenues.
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers primarily consist of sales commissions paid to the Company’s sales force, which are based on commissionable revenue from background screening reports that the Company provides to its customers. The Company has elected the practical expedient in ASC 340-40 - “Other Assets and Deferred Costs”, which states the Company may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Costs to Fulfill Contracts with Customers
The Company recognizes an asset, presented as contract implementation costs within the consolidated balance sheets, for the incremental costs to fulfill contracts with customers, including, for example, salaries and wages incurred to set up the customer and service offerings integrated in its platform. Significant judgment is required to

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
determine whether expenses are incremental and can be specifically identified, whether the costs enhance resources that will be used in satisfying future performance obligations, whether the costs are expected to be recoverable, and the period over which future benefit is expected to be derived. The Company generally amortizes these costs on a straight-line basis over the expected period of benefit, which has been determined to be approximately seven years. The expected period of benefit was determined by taking into consideration the expected life of customer contracts and the useful life of the Company’s technology. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for further information.
Cost of Services
The Company incurs costs in the creation, compilation and delivery of its services and service offerings, which are referred to as cost of services. Cost of services primarily consist of data acquisition expenses, cost of direct labor to collect, compile and prepare background screening reports, and expenses to deliver the reports to customers. The Company incurs expenses to acquire data from multiple sources in the completion of its services, such as data from third-party providers, various governmental jurisdictions such as county level court records, educational institutions, public record sources and various other data sources. Cost of services does not include depreciation and amortization expenses.
Stock-Based Compensation
The Company measures the cost of services received in exchange for stock-based awards, including stock options, restricted stock awards, and restricted stock units, granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant. The Company recognizes that cost over the period during which an individual is required to provide service in exchange for the award, usually the vesting period. Performance-based stock options, granted by the Company prior to the IPO, were earned based upon the Company’s performance against specified levels of cash-on-cash return to the Company’s investors as a multiple of invested capital (“MOIC”) on their investments in the Company. Compensation expense was updated for the Company’s expected performance targets at the end of each reporting period.
The Company estimated the fair value of performance-based stock options granted pre-IPO using the Monte Carlo simulation method and for stock options granted in conjunction with and post-IPO using the Black-Scholes pricing model. For performance-based restricted stock units, the expense is based on the grant date fair value of the stock, recognized over a service period depending upon the applicable performance condition. For performance-based restricted stock units, the Company re-assesses the probability of achieving the applicable performance condition each reporting period and adjusts the recognition of expense accordingly. The fair value of restricted stock units is based on the fair value of the Company’s common stock on the date of grant. Forfeitures are recognized as they occur. Stock-based compensation expense is included as a component of cost of services (exclusive of depreciation and amortization) and selling, general and administrative expenses.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
the Company’s legal entities. These deferred income tax balances arise from temporary differences due to divergent treatment of certain items for accounting and income tax purposes.
Deferred income tax assets are evaluated to ensure that estimated future taxable income will be sufficient in character, amount, and timing to result in the use of the deferred income tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income generated. “Timing” refers to the period in which future income is expected to be generated. Timing is important because net operating losses (“NOLs”) in certain jurisdictions expire if not used within an established statutory time frame. Based on these evaluations, the Company determines whether it is more likely than not that expected future earnings will be sufficient to use its deferred tax assets. During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. See Note 17 — Income Taxes for additional information regarding the Company’s deferred income tax assets.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company’s derivative instruments, all of which the Company terminated during the quarter ended March 31, 2022, consisted of interest rate swap contracts which were Level 2 of the fair value hierarchy and reported in the consolidated balance sheets as of December 31, 2021 as derivative liabilities short-term and derivative liabilities long-term. See Note 11 — Derivative Instruments for more information.
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
The Company’s interest-bearing borrowings are subject to interest rate risk.
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
The functional currencies of the Company’s foreign subsidiaries are the currency of the primary economic environment in which its subsidiaries operate, generate and expend cash, and consist primarily of the Euro, the Pound Sterling and the Polish Zloty. The statement of operations of the Company’s foreign subsidiaries are translated into USD using the average exchange rates for each reporting period. The balance sheets of the Company’s foreign subsidiaries are translated into USD using the period-end exchange rates. The resulting differences are recorded in the Company’s consolidated balance sheets within accumulated other comprehensive (loss) income as a currency translation adjustment.
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
COVID-19
In response to the COVID-19 pandemic, the U.S. government, and other global governments, enacted legislation to enable employers to retain employees during the pandemic. Such legislation provided for certain tax incentives in the U.S. and for wage support in certain other countries in which the Company operates. The Company records government incentives and support as a reduction to the related expense in its consolidated statements of operations. As of December 31, 2021, the Company calculated employee retention credits of $3.9 million provided by the Coronavirus Aid, Relief and Economic Security Act, which are included in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2021 and included as a reduction to cost of services and selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021. Wage support for all locations received during the year ended December 31, 2022 and for international locations during the year ended December 31, 2021 was not material to the Company’s consolidated financial statements.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
2. Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements Adopted
Accounting Pronouncements Adopted in 2022
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”) to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases, with the exception of short-term leases if a policy election is made, on their balance sheets as a ROU asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term, measured on a discounted basis, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires an entity to disclose key quantitative and qualitative information about its leasing arrangements.
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
Upon adoption, the Company recorded ROU assets and operating lease liabilities of $9.9 million and $18.9 million, respectively, related to the Company’s operating leases. The adoption of the new lease standard did not materially impact the Company’s consolidated statements of operations for the year ended December 31, 2022, or the consolidated statements of cash flows for the year ended December 31, 2022.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace the London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which expanded the scope of Topic 848 to include derivative instruments impacted by the discounting transition. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which extended the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which delayed the effective date for this guidance until the fiscal year beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-13 effective January 1, 2023, using the modified retrospective transition method. The adoption of this ASU did not have a material impact on the consolidated financial statements.
3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets
The components of prepaid expenses and other current assets were as follows:

	December 31,
	2022	2021
	(in thousands)
Prepaid software licenses, maintenance and insurance	$9,237	$11,668
Other prepaid expenses and current assets	9,508	6,915
Total prepaid expenses and other current assets	$18,745	$18,583

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The components of other non-current assets were as follows:

	December 31,
	2022	2021
	(in thousands)
Contract implementation costs	$17,983	$17,242
Other non-current assets	966	969
Total other non-current assets	$18,949	$18,211

See Note 16 — Revenues for further discussion on contract implementation costs and related amortization included in cost of services in the Company’s consolidated statements of operations.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Computer equipment and purchased software	$28,616	$59,326
Equipment	723	3,301
Furniture and fixtures	2,207	6,089
Leasehold improvements	3,421	7,800
Construction in progress	445	711
Total	35,412	77,227
Less: Accumulated depreciation and amortization	(26,367)	(66,100)
Total property and equipment, net	$9,045	$11,127
During the year ended December 31, 2022, the Company wrote-off $43.5 million of property and equipment that was no longer in use. The property and equipment that was disposed consisted primarily of assets that were fully depreciated. The Company recorded a loss on asset disposal of $0.4 million related to the disposed assets.
Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $4.9 million, $11.3 million, and $12.0 million, respectively. Loss on disposal for the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $0.1 million, and $0.1 million respectively, which is included in other expense in the consolidated statements of operations. Depreciation expense includes the impact of accelerated depreciation for reductions in the estimated useful lives of certain facilities the Company exited during the year ended December 31, 2021.
5. Right-of-Use Assets and Lease Liabilities
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed, and if the arrangement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract.
The Company leases office facilities under operating lease agreements that have initial terms ranging from 1 to 12 years. Some leases include one or more options to extend the term of the lease, generally at the Company’s sole

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
The Company’s operating leases were as follows:

Year Ended December 31, 2022
(in thousands)
Right-of-use assets, net	$8,423

Current operating lease liabilities (1)	$5,509
Operating lease liabilities, long-term	10,055
Total operating lease liabilities	$15,564
(1) Current lease liabilities are recorded in other current liabilities on the Company’s consolidated balance sheets.
The components of lease cost are recorded in selling, general, and administrative expenses for the year ended December 31, 2022 and were as follows:

Year Ended December 31, 2022
(in thousands)
Operating lease cost	$3,745
Short-term lease cost	435
Variable lease cost	47
Sublease income	(483)
Total lease cost	$3,744
Operating lease cost is recognized on a straight-line basis over the lease term.
Total lease expense for all office space operating leases for the years ended December 31, 2021, and 2020 was $7.2 million, and $7.0 million, respectively.
Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2022
(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$5,687
ROU assets obtained in exchange for operating lease liabilities	$11,396
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were as follows:

HireRight Holdings Corporation
Notes to Consolidated Financial Statements

December 31, 2022
Weighted-average remaining lease term (in years)	4.07
Weighted-average discount rate	4.7%
Maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows:

Year Ended December 31,
(in thousands)
2023	$6,251
2024	3,821
2025	2,327
2026	1,393
2027	1,065
Thereafter	2,327
Total lease payments	17,184
Less amount representing interest	(1,620)
Total	$15,564
As of December 31, 2021, future minimum lease payments for operating leases under ASC Topic 840, Leases, were as follows:

Year Ended December 31,
(in thousands)
2022	$6,757
2023	6,782
2024	4,030
2025	2,934
2026	2,190
Thereafter	4,117
Total	$26,810
Cease-use Liabilities
The Company periodically identifies opportunities for cost savings through office consolidations or by exit from certain underutilized facilities. Cease-use costs represent lease obligation charges and executory costs for exited facilities. The Company accounts for cease-use costs pursuant to guidance under ASC 420, Costs Related to Exit or Disposal Activities. Charges related to these cease-use costs are estimated based on the discounted future cash flows of rent expense and executory costs that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income, which is calculated based on certain sublease assumptions. To the extent our assessment of such assumptions changes, the change in estimate is recorded in the period in which the determination is made.
As a result of the exit from certain facilities, the Company recorded a cease-use liability in 2021. The cease-use liability of $9.0 million was reclassified and treated as a reduction to the beginning ROU asset recorded upon adoption of ASC 842, Leases, on January 1, 2022. Cease-use costs were $0.2 million during the year ended December 31, 2022, and are included as a component of selling, general and administrative expenses in the consolidated statements of operations. Cease-use costs were $10.7 million during the year ended December 31, 2021. In December 2022, the Company revised its projected sublease income and estimates of the costs the

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Company is obligated to pay under certain of its lease agreements. The change in estimate resulted in a reduction of $0.7 million to cease-use costs.
Cease-use costs are included in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets as of December 31, 2022, and 2021. The following table summarizes the activity for the liability for cease-use costs for the periods presented:

Cease-use Liability
(in thousands)
Balance at December 31, 2020	$—
Cease-use costs	10,673
Adjustments to deferred rent	1,168
Cash payments	(253)
Balance at December 31, 2021	11,588
Cease-use costs	160
Reclassified as a reduction to the beginning ROU asset upon adoption of ASC 842	(9,001)
Change in estimate	(723)
Accretion of liability	(194)
Payments	(908)
Foreign currency translation	(238)
Balance at December 31, 2022	$684

6. Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2022
	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$427,033	$(213,243)	$213,790
Trade names	105,401	(31,620)	73,781
Developed software - for internal use	92,907	(50,224)	42,683
Databases	3,876	(2,532)	1,344
Total intangible assets, net	$629,217	$(297,619)	$331,598

	December 31, 2021
	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$432,606	$(167,885)	$264,721
Trade names	105,401	(24,594)	80,807
Developed software - for internal use	80,854	(38,480)	42,374
Databases	3,392	(1,811)	1,581
Favorable contracts	1,497	(1,497)	—
Total intangible assets, net	$623,750	$(234,267)	$389,483
Total amortization expense for intangible assets was $67.1 million, $67.1 million, and $64.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense related to developed software

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
was $11.7 million, $10.5 million, and $9.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company capitalized $12.1 million, $7.8 million, and $6.1 million of software development costs for the years ended December 31, 2022, 2021, and 2020, respectively.
At December 31, 2022, the weighted average remaining useful life of intangible assets subject to amortization was approximately 5.6 years.
For the year ended December 31, 2021, the Company recorded accelerated depreciation of $0.5 million related to obsolete capitalized software, which was recorded in depreciation and amortization on the consolidated statements of operations. No impairments of intangible assets were recorded for the years ended December 31, 2022, 2021, and 2020.
The estimated future amortization expense related to intangible assets as of December 31, 2022 was as follows:

Year Ended December 31,
(in thousands)
2023	$66,772
2024	66,603
2025	63,023
2026	56,361
2027	30,483
Thereafter	48,356
Total amortization	$331,598
7. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2022, and 2021, were as follows:

(in thousands)
Balance at December 31, 2020	$820,032
Foreign currency translation	(1,184)
Other (1)	690
Balance at December 31, 2021	819,538
Foreign currency translation	(10,075)
Balance as of December 31, 2022	$809,463
(1)Includes $0.7 million related to the out-of-period adjustment discussed in Note 1.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	December 31,
	2022	2021
	(in thousands)
Accrued data costs	$34,080	$34,632
Other (1)	41,128	40,662
Total accrued expenses and other current liabilities	$75,208	$75,294
______________
(1)During the year ended December 31, 2022, the Company paid $3.9 million, which was previously held in escrow as of December 31, 2021 as unsecured creditors’ funds pursuant to plans of liquidation and restructurings of predecessor entities.
9. Accrued Salaries and Payroll
The components of accrued salaries and payroll were as follows:

	December 31,
	2022	2021
	(in thousands)
Wages, benefits and taxes	$15,198	$12,017
Accrued bonus	15,877	17,263
Total accrued salaries and payroll	$31,075	$29,280
10. Debt
The components of debt were as follows:

	December 31,
	2022	2021
	(in thousands)
Amended First Lien Term Loan Facility	$699,513	$707,863
Amended Revolving Credit Facility	—	—
Total debt	699,513	707,863
Less: Original issue discount	(1,464)	(1,993)
Less: Unamortized debt issuance costs	(6,493)	(8,837)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$683,206	$688,683
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
The Amended First Lien Term Loan Facility was accounted for as a modification for certain lenders and an extinguishment for other lenders and debt issuance costs and lender fees were accounted for in proportion to whether the related borrowing commitment was considered modified or extinguished. Accordingly, newly incurred and existing deferred debt issuance costs of $0.4 million and $0.4 million, respectively, will be amortized to interest expense over the new remaining term of the Amended Revolving Credit Facility. Additionally, the Company wrote off unamortized debt issuance costs of $0.1 million related to the modification of the Revolving Credit Facility, which is recorded to interest expense in the consolidated statements of operations.
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
On November 30, 2021, the Company used $100.0 million of proceeds of the IPO to repay, in part, the First Lien Term Loan Facility. In conjunction with the repayment, the Company recorded a $1.6 million loss on debt extinguishment to write off unamortized deferred financing fees and unamortized original issue discounts. This loss is recorded to interest expense in the consolidated statements of operations.
The Company is required to make prepayments on the Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the years ended December 31, 2022, 2021, and 2020, the Company was not required to make an annual prepayment under the Amended First Lien Term Loan Facility based on the Company’s excess cash flow.
The Amended First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of December 31, 2022,

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
the Amended First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.
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
The Borrower from time to time may elect to convert all or a portion of its SOFR loans under the Revolving Credit Facility into ABR loans, and may elect to convert all or a portion of its LIBOR loans under the Amended First Lien Term Loan Facility into ABR loans, in each case, subject to a minimum conversion amount of $2.5 million.
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
As of December 31, 2022, the Company had $143.7 million in available borrowing under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.38% on unutilized commitments under the Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of December 31, 2022, the quarterly fee on unutilized commitments under the Amended Revolving Credit Facility was 0.38%.
Debt Covenants
The Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the Amended First Lien Facilities through the year ended December 31, 2022.
The Company is also subject to a springing financial maintenance covenant under the Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of December 31, 2022 or 2021, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Other
Amortization of debt discount and debt issuance costs related to the Amended First Lien Term Loan Facility are included to interest expense in the consolidated statements of operations and were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Debt discount amortization	$529	$571	$552
Debt issuance costs amortization	2,344	2,588	2,525
Total debt discount and issuance costs	$2,873	$3,159	$3,077
In addition, interest expense includes the amortization of debt issuance costs for the Amended Revolving Credit Facility of $0.5 million for the year ended December 31, 2022, and $0.4 million for each of the years ended December 31, 2021, and 2020. Unamortized debt issuance costs for the Amended Revolving Credit Facility are recorded in other non-current assets on the Company’s consolidated balance sheets.
Interest expense for the year ended December 31, 2021, and 2020 includes $17.5 million and $17.7 million, respectively, related to a second lien senior secured term loan facility, which was repaid in full on November 3, 2021 using proceeds from the IPO. Included in the interest expense related to the second lien senior secured term loan facility for the year ended December 31, 2021, is a $3.4 million loss on extinguishment of debt to write off unamortized deferred financing fees and unamortized original issue discounts resulting from the repayment of the second lien senior secured term loan facility.
The weighted average interest rate on outstanding borrowings during the years ended December 31, 2022, 2021, and 2020 was 5.5%, 4.5%, and 5.1%, respectively.
The maturities of the Company’s outstanding debt were as follows:

Year Ended December 31,
(in thousands)
2023	$8,350
2024	8,350
2025	682,812
2026	—
2027	—
Thereafter	—
$699,512
Fair Value
The fair value of the Company’s Amended First Lien Term Loan Facility is calculated based upon market price quotes obtained for the Company’s debt agreements (Level 2 fair value inputs). The fair value of the Amended

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to the Company. The estimated fair values were as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Amended First Lien Term Loan Facility	$698,049	$673,617	$705,870	$704,550
Amended Revolving Credit Facility	—	—	—	—
Total	$698,049	$673,617	$705,870	$704,550

11. Derivative Instruments
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
On September 26, 2019, the Company modified the terms of the Interest Rate Swap Agreements with the then existing counterparties to change the LIBOR reference period to one month. The notional amount and maturities of the Interest Rate Swap Agreements remained unchanged. The Company elected hedge accounting treatment at that time. To ensure the effectiveness of the Interest Rate Swap Agreements, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the Interest Rate Swap Agreements as of each reset date. The reset dates and other critical terms on the term loans perfectly matched with the interest rate cap reset dates and other critical terms through February 18, 2022, the date the Interest Rate Swap Agreements were terminated, and during the years ended December 31, 2021 and 2020. At December 31, 2022 and 2021, the effective portion of the Interest Rate Swap Agreements was included on the consolidated balance sheets in accumulated other comprehensive income (loss).
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$1,679	$19,723	$16,017
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense	(12,634)	—	—
Total reclassification adjustments included in earnings	$(10,955)	$19,723	$16,017
The fair value of the Interest Rate Swap Agreements was as follows:

	December 31, 2021
	(in thousands)
	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Derivative instruments, short-term	$—	$16,662	$—	$16,662
Derivative instruments, long-term	—	11,444	—	11,444
Total liabilities measured at fair value	$—	$28,106	$—	$28,106
There were no amounts excluded from the measurement of hedge effectiveness at February 18, 2022, the date of termination, and December 31, 2021. See Note 12 — Accumulated Other Comprehensive Income (Loss) for further information.
The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
12. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists primarily of unrealized changes in fair value of derivative instruments that qualified for hedge accounting prior to termination and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2020	$(13,646)	$3,523	$(10,123)
Other comprehensive income (loss)	25,469	(2,726)	22,743
Balance at December 31, 2021	$11,823	$797	$12,620
Other comprehensive loss	(2,974)	(14,590)	(17,564)
Balance at December 31, 2022	$8,849	$(13,793)	$(4,944)
The accumulated net loss in foreign currency translation adjustment primarily reflects the strengthening of the U.S. dollar against the British pound and the Japanese yen.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company terminated the Interest Rate Swap Agreements effective February 18, 2022. As of December 31, 2022, $8.8 million of the remaining accumulated other comprehensive income related to hedge accounting is expected to be reclassified into earnings over the next 12 months.
13. Segments and Geographic Information
The Company operates in one reportable segment.
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Year Ended December 31,
	2022		2021		2020
	(in thousands, except percent)
Revenues
United States	$744,216	92.3%	$675,073	92.5%	$504,950	93.5%
International	62,452	7.7%	54,983	7.5%	35,274	6.5%
Total revenue	$806,668	100.0%	$730,056	100.0%	$540,224	100.0%
The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	December 31,
	2022	2021
	(in thousands)
Long-lived assets:
United States	$10,811	$7,154
International	6,657	3,973
Total long-lived assets	$17,468	$11,127
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
The Company’s agreements with customers, suppliers, and other third parties typically include provisions limiting its liability to the counterparty, and the counterparty’s liability to the Company. However, these limits often

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
do not apply to indemnity obligations. The Company’s rights to recover from one party for its acts or omissions may be capped below the Company’s obligation to another party for those same acts or omissions, and the Company’s obligation to provide indemnity and defense for its own acts or omissions in any particular situation may be uncapped.
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
As of December 31, 2021, the Company included $1.4 million in accrued expenses and other current liabilities in the consolidated balance sheets as a result of the Company agreeing to indemnify a customer from a negligent hiring claim. While the Company did not believe it had legal responsibility, the Company chose to indemnify the customer against the negligent hiring claim in the interests of customer relations and to limit risk. On January 11, 2022, the Company paid the $1.4 million to the customer. The Company is not aware of any other pending demands to provide indemnity or defense under such agreements that would reasonably be expected to have a material adverse effect on its consolidated financial statements.
On December 31, 2022 and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in a privately held company for a total purchase price of approximately $26.5 million, subject to satisfaction of closing conditions.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Pursuant to the settlement agreement, the Company paid $11.2 million on November 15, 2021, and the remaining balance of $0.3 million on March 31, 2022.
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
No customer accounted for more than 3%, 5%, and 7% of the Company’s revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
Disaggregated revenues were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues
Service revenues	$577,796	$541,458	$404,812
Surcharge revenues	228,872	188,598	135,412
Total revenues	$806,668	$730,056	$540,224
Contract Implementation Costs
Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs, net of accumulated amortization are recorded in other non-current assets on the Company’s consolidated balance sheets and amortization expense is recorded in cost of services (exclusive of depreciation and amortization) in the Company’s consolidated statements of operations. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $4.5 million, $3.8 million and $3.0 million for the years

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
ended December 31, 2022, 2021, and 2020. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s consolidated balance sheets.
Allowance for Doubtful Accounts
The activity in the Company’s allowance for doubtful accounts was as follows:

	Balance Beginning of Period	Charged to Expense	Deductions	Balance End of Period
	(in thousands)
Year ended December 31, 2022	$4,284	$1,929	$(401)	$5,812
Year ended December 31, 2021	$3,919	$1,073	$(708)	$4,284
Year ended December 31, 2020	$3,499	$930	$(510)	$3,919

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
17. Income Taxes
Income Tax Expense
The following table sets forth the income (loss) before income taxes and the total income tax (benefit) expense.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income (loss) before income taxes:
U.S.	$65,786	$(11,100)	$(85,223)
Foreign	(264)	(7,517)	(2,916)
Income (loss) before income taxes	$65,522	$(18,617)	$(88,139)

Income tax expense (benefit):
Current income taxes:
U.S. federal	$—	$—	$(85)
U.S. state	1,769	445	672
Foreign	1,837	756	448
Total current income tax expense	3,606	1,201	1,035
Deferred income taxes:
U.S. federal	(56,754)	545	1,669
U.S. state	(24,780)	1,653	1,901
Foreign	(1,124)	(713)	(667)
Total deferred income tax (benefit) expense	(82,658)	1,485	2,903
Total income tax (benefit) expense	$(79,052)	$2,686	$3,938
The following table sets forth the reconciliations of the statutory federal income tax rate to actual rates based upon the income (loss) before income taxes:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) and rate attributable to:	%	%	%
U.S. federal income tax	21.0%	(21.0)%	(21.0)%
U.S. state income tax, net of federal benefit	4.9%	2.3%	(1.5)%
Change in valuation allowances	(147.5)%	(0.4)%	25.5%
U.S. tax on foreign operations	0.2%	19.4%	0.8%
Change in tax rates	—%	6.6%	0.8%
Non-deductible IPO costs	—%	5.6%	—%
Non-deductible stock compensation	3.1%	—%	—%
Research and development tax credits	(1.3)%	—%	—%
Recognition of stranded deferred tax balances	(1.3)%	—%	—%
Other	0.3%	1.9%	(0.1)%
Effective income tax rate	(120.6)%	14.4%	4.5%
The effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the release of the U.S. federal and state valuation allowances in 2022, and state taxes. The rate for the year ended December 31, 2021 differs from the U.S. federal statutory rate of 21% primarily due to U.S. tax on

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
foreign operations, non-deductible IPO costs, and change in tax rates in the United Kingdom. U.S. tax on foreign operations consists principally of Global Intangible Low-taxed Income (“GILTI”) and Base Erosion Anti-avoidance Tax (“BEAT”).
Deferred Tax Assets and Liabilities
Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Income tax loss carryforwards	$66,135	$83,342
Accrued expenses and other liabilities	5,485	7,500
Interest expense carryovers	38,449	38,444
Interest rate swap	—	2,188
Stock-based compensation	3,497	3,270
Other	1,225	581
Total deferred tax assets	114,791	135,325
Valuation allowances	(1,455)	(100,339)
Net deferred tax assets	113,336	34,986
Deferred tax liabilities:
Property and equipment	(2,073)	(5,120)
Capitalized expenses	(4,618)	(4,414)
Intangible assets	(38,157)	(40,217)
Total deferred tax liabilities	(44,848)	(49,751)
Net deferred tax assets (liabilities)	$68,488	$(14,765)
Prior to September 2022, the company’s net U.S. federal and state deferred tax assets were fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill, primarily as a result of the Company’s lack of U.S. earnings history and cumulative loss position. The Company prepares a quarterly analysis of its deferred tax assets which considers positive and negative evidence, including its cumulative income (loss) position, revenue growth, continuing and improved profitability, and expectations regarding future profitability. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.
The Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. In making the determination to release the valuation allowance, the Company considered its movement into a cumulative income position for the most recent three-year period, the significant decrease in interest expense from the paydown of debt in the fourth quarter of 2021 using IPO proceeds, its seventh consecutive quarter of operating income, forecasts for future earnings for its U.S. operations, and other factors. The release of the valuation allowance resulted in a non-cash deferred tax benefit of $96.6 million, which materially decreased the Company’s income tax expense during the year ended December 31, 2022.
Net Operating Losses
As of December 31, 2022, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $230.8 million, of which $72.8 million may be carried forward indefinitely and $158.0 million will

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
begin to expire in 2036. The Company had total state NOL carryforwards of approximately $310.2 million, which will begin to expire in 2025.
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
At December 31, 2022, the Company had foreign net operating losses of $5.7 million which will begin to expire in 2036.
Taxation of Unremitted Foreign Earnings
Undistributed foreign earnings of the Company’s foreign subsidiaries were approximately $98.3 million and $116.5 million at December 31, 2022 and 2021, respectively. During the year ended December 31, 2020, the Company re-evaluated its position to repatriate foreign earnings and concluded undistributed foreign earnings will be permanently reinvested in its foreign subsidiaries. The Company believes that it can maintain a sufficient level of liquidity for its U.S. operations arising from the normal course of operations, including liquidity needs associated with U.S. debt service requirements. As a result, deferred taxes associated with foreign withholding taxes of $0.7 million and $0.5 million have not been recorded for repatriation of undistributed foreign earnings as of December 31, 2022 and 2021, respectively.
Unrecognized Tax Benefits
ASC 740, Income Taxes, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. The Company’s unrecognized tax benefits are associated with tax positions taken during prior years and amounted to $0.2 million and $0.1 million as of December 31, 2022, and 2021, respectively. There were no unrecognized tax benefits as of December 31, 2020.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the income tax expense in the consolidated statements of operations. As of December 31, 2022, and 2021, the Company accrued a nominal amount of interest and penalties. If the Company is eventually able to recognize the uncertain positions, the Company’s effective tax rate would be reduced.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or foreign income tax examination by taxing authorities for years prior to 2017.
Inflation Reduction Act
On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. Among other things, the Act imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% non-deductible excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. We expect the excise tax to apply to the Company’s share repurchase program but do not expect the tax to have a material effect on the Company’s consolidated financial statements. For further information on the share repurchase program, see “Note 20 — Stockholders' Equity.”
18. Related Party Transactions
Certain transactions between the Company and its affiliated entities are considered related party transactions. The Company’s affiliates include various entities owned by the same pre-IPO equityholders who hold ownership in the Company.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
In conjunction with the IPO, the Company entered into the TRA, which provides for the payment by the Company to pre-IPO equityholders or their permitted transferees of certain U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. For further information, see paragraph Income Tax Receivable Agreement in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies.”
On July 12, 2018, the Company entered into an operating lease for office space with a company owned by a former owner of GIS, who, with his wife, continues to be the beneficial owner of approximately 13.8% of the Company’s outstanding common stock as of December 31, 2022. The initial lease contained six options to renew for an additional year. For years one through three, a pre-payment of $6.0 million was made on July 12, 2018. Thereafter, the terms include optional renewals in years four through nine for $0.6 million each year. The initial lease expired on July 11, 2021, at which time the Company exercised an option to renew for an additional year. The Company entered into an amendment to the lease on June 30, 2022, which extended the lease term for an additional 3 years through June 30, 2025, for $0.5 million each year.
Transactions with related parties consist primarily of revenues from background searches provided to, and costs incurred for benefits and advisory services obtained from, such parties. Purchases from related parties are recorded in either selling, general and administrative expense or costs of services in the Company’s consolidated statements of operations. Both the revenue and purchase related party transactions are immaterial for the years ended December 31, 2022, 2021 and 2020.
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
On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), which became effective on October 28, 2021. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU”), other stock-based awards, other cash-based awards or any combination of the foregoing to eligible employees, consultants, directors, and officers. The Omnibus Incentive Plan has a term of 10 years. Pursuant to the Omnibus Incentive Plan, the Company initially reserved an aggregate of 7.9 million shares of the Company’s common stock for issuance pursuant to awards to be granted thereunder, subject to an annual increase equal to the lesser of (a) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Company’s board of directors. If any award granted under the Omnibus Incentive Plan expires, terminates, or is canceled or forfeited without being settled, vested (in the case of restricted stock) or exercised, shares of the Company’s common stock subject to such award will again be made available for future grants. At December 31, 2022, the total number of shares authorized for issuance under the Omnibus Incentive Plan was 11.1 million shares and 5.5 million shares remain available for issuance.
Equity Plan Awards and Modification of Certain Equity Plan Awards
The exercise price per option award for each option award issued under the Equity Plan is equal to the fair market value of a Unit at the date of grant, as determined by the compensation committee pursuant to the Equity Plan. The outstanding Unit options terminate ten years after grant, or earlier as a result of termination of service.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
None of the outstanding Unit options were vested at the time of grant. The stock option awards issued prior to the Company’s IPO pursuant to the Equity Plan had vesting schedules based either upon continued service (“Time-Vesting Options”), or upon attainment of specified levels of cash-on-cash return to the Company’s pre-IPO investors as a multiple of invested capital on their investments in the Company (“Performance-Vesting Options”). On March 19, 2022, the compensation committee of the Company’s Board of Directors approved a modification of outstanding Performance-Vesting Options to vest based solely on continued service rather than MOIC attainment. Under the modified vesting terms, the amended Performance-Vesting Options vest quarterly starting March 31, 2022 and ending December 31, 2024 based solely on continued service. The outstanding stock options terminate 10 years after grant, or earlier as a result of termination of service. None of the outstanding stock options were vested at the time of grant.
The weighted average per share fair value of the Time-Vesting Options and Performance-Vesting Options was calculated using the Monte Carlo simulation. The volatility assumption used in the Monte Carlo simulation was based on an assessment of the historical and implied volatilities of guideline companies. These historical volatilities were based on daily observations of historical share prices, and implied volatilities were based on the share prices implied by forward-looking option prices. The expected term represented the time from the valuation date to an exit event and was estimated as 5 years. The risk-free rate was based on the yield curve of the US Treasury STRIPS with a 5-year maturity. The dividend yield was zero for the years ended December 31, 2021, and 2020.
Omnibus Incentive Plan Awards
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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Selling, general and administrative	$10,739	$4,528	$3,218
Cost of services (exclusive of depreciation and amortization)	735	—	—
Total stock-based compensation expense	$11,474	$4,528	$3,218
Stock Options under the Equity Plan
At December 31, 2022, outstanding stock options issued pursuant to the Equity Plan had vested with respect to 2,180,758 underlying shares and had no intrinsic value. The total fair value of the stock options that vested during the year ended December 31, 2022 was $4.3 million.
At December 31, 2021, outstanding Time-Vesting Options had vested with respect to 1,326,620 underlying shares and had an intrinsic value of $0.1 million, and no Performance-Vesting Options had vested. The total fair value of the stock options that vested during the year ended December 31, 2021 was $3.3 million.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
At December 31, 2020, outstanding Time-Vesting Options had vested with respect to 923,038 underlying shares and had an intrinsic value of $1.9 million, and no Performance-Vesting Options had vested. The total fair value of the stock options that vested during the year ended December 31, 2019 was $3.2 million.
The following inputs and assumptions were used to value the stock options under the Equity Plan as of the grant dates for the years indicated:

	Year Ended December 31,
	2021	2020
Dividend yield	NA	NA
Expected term	5 Years	5 Years
Risk-free interest rate	0.5%	2.1%
Expected volatility	43.3%	42.5%
The following is a summary of stock option activity under the Equity Plan:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options
Options outstanding at December 31, 2021	3,760,319	$16.32
Options granted	—	—
Options exercised	(50,291)	15.97
Options cancelled/forfeited	(81,510)	16.10
Options outstanding at December 31, 2022	3,628,518	$16.33	6.01	$—
Options vested and exercisable at December 31, 2022	2,180,758	$16.24	5.87	$—
Options vested and expected to vest	3,628,518	$16.33	6.01	$—
For stock options issued under the Equity Plan that were outstanding and unvested as of December 31, 2022, the Company expects to recognize future compensation expense of $5.2 million, over a weighted average remaining vesting period of 2.0 years. The number of outstanding stock options issued under the Equity Plan that were unvested as of December 31, 2022 was 1,447,760 at a weighted average grant date fair value per share of $3.68.
Stock Options under the Omnibus Incentive Plan
The following inputs and assumptions were used to value the stock options under the Omnibus Plan as of the grant dates for the years indicated:

	Year Ended December 31,
	2022	2021
Dividend yield	—	—
Expected term	5.5 - 6.11 Years	6.11 Years
Risk-free interest rate	1.74% - 4.35%	1.30%
Expected volatility	28.67% - 30.83%	28.79%
A summary of the Company’s stock option activity under the Omnibus Incentive Plan is as follows:

HireRight Holdings Corporation
Notes to Consolidated Financial Statements

	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options
Options outstanding at December 31, 2021	1,889,313	$19.00
Options granted	1,197,596	15.40
Options exercised	—	—
Options cancelled/forfeited	(45,836)	19.00
Options outstanding at December 31, 2022	3,041,073	$17.58	9.15	$129,187
Options vested and exercisable at December 31, 2022	461,236	$19.00	8.81	$—
Options vested and expected to vest	3,041,073	$17.58	9.15	$129,187
For options under the Omnibus Incentive Plan outstanding and unvested as of December 31, 2022, the Company expects to recognize future compensation expense of $13.6 million over a weighted average remaining vesting period of 2.4 years. The number of outstanding stock options issued under the Omnibus Incentive Plan that were unvested as of December 31, 2022 was 2,579,837 at a weighted average grant date fair value per share of $5.49. The total fair value of the options that vested during the year ended December 31, 2022 was $2.8 million.
Restricted Stock Units
Pursuant to the Omnibus Incentive Plan, the Company has granted RSUs. The Company accounts for RSUs granted to employees at fair value on the date of grant, which is measured at the closing price of our common stock on the New York Stock Exchange on the date of grant, and recognized as compensation expense in the statements of operations over the requisite service period. Outstanding RSUs generally vest over a period of one or four years from the date of grant. No RSUs were granted prior to the IPO.
A summary of RSU activity under the Omnibus Incentive Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	710,735	$18.97
Granted	1,974,670	12.03
Vested	(192,978)	18.83
Cancelled/forfeited	(78,896)	16.13
Unvested as of December 31, 2022	2,413,531	$13.40
For RSUs outstanding and unvested as of December 31, 2022, the Company expects to recognize future compensation expense of approximately $15.1 million over a weighted average remaining vesting period of 2.8 years. The total fair value of RSUs that vested during the year ended December 31, 2022 was $5.4 million. The weighted average grant date fair value of the RSUs granted during the year ended December 31, 2021 is $18.97.
Employee Stock Purchase Plan
Offering periods under the Company’s Employee Stock Purchase Plan (the “ESPP”) begin on November 20 and May 20 of each year and end on the following May 19 and November 19, respectively. The first offering period began on May 20, 2022 and continued for six months until the purchase date on November 19, 2022. On each purchase date, accumulated participant contributions are applied to purchase shares at an amount equal to 85% of the fair market value of a share on (i) the purchase date or (ii) the offering date, whichever amount is lower; provided, that the purchase price will in no event be less than the par value of a share. The Company initially reserved 1.6

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
million shares of common stock for future issuance under the ESPP, subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031. The annual increase is equal to the least of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, (ii) 1.6 million shares of common stock, and (iii) such smaller number of shares as determined by the board of directors. At December 31, 2022, the total number of shares authorized for issuance under the ESPP was 2.4 million shares and 2.3 million shares remain available for issuance.
The Company recognized $0.3 million of stock-based compensation expense related to the ESPP during the year ended December 31, 2022. As of December 31, 2022, total unrecognized compensation expense related to the ESPP was $0.2 million, which will be recognized on a straight-line basis over a weighted-average remaining period of 0.4 years.

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
Summary of Rights and Key Provisions
A summary of the rights and key provisions affecting each class of the Company’s stock as of December 31, 2022, is as follows:
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
Repurchase of Common Stock
On November 13, 2022, the Company's Board of Directors authorized a share repurchase program (“Program”). The Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock, par value $0.0001, and will expire on November 14, 2024.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Repurchases under the Program may be made in the open market, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18.
This Program does not obligate the Company to acquire any particular amount of common stock and the Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
As of December 31, 2022, the Company repurchased 1,528,829 shares of Common stock for $16.8 million, including commissions paid, at an average price paid of $11.01 per share, which is recorded as “Treasury stock” on the Company's consolidated balance sheets. As of December 31, 2022, approximately $83.2 million remained available for future purchases under the Program.

21. Earnings Per Share
Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of outstanding shares during the period.
The weighted average outstanding shares may include potentially dilutive equity awards. Diluted net income (loss) per share includes the effects of potentially dilutive equity awards, which include stock options, restricted stock units, and other potentially dilutive equity awards outstanding during the year. For the years ended December 31, 2022, 2021, and 2020 there were 6,913,703, 6,360,367, and 3,755,942 potentially dilutive equity awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect.
Basic and diluted EPS for the years ended December 31, 2022, 2021, and 2020 were:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$144,574	$(21,303)	$(92,077)
Denominator:
Weighted average shares outstanding - basic	79,344,547	60,821,472	57,168,291
Effect of dilutive equity awards	98,716	—	—
Weighted average shares outstanding - diluted	79,443,263	60,821,472	57,168,291

Net income (loss) per share:
Basic	$1.82	$(0.35)	$(1.61)
Diluted	$1.82	$(0.35)	$(1.61)
22. Savings and Incentive Plans
Savings Plan
The Company sponsors a defined contribution plan which includes a savings plan feature provided under Section 401(k) of the Internal Revenue Code. This plan is generally available to all U.S. employees with three months of service and is funded by employee contributions and periodic discretionary contributions from the Company. Under this plan, the Company may make a matching contribution of up to 100% of each pre-tax dollar contributed by the participant on the first 4% of eligible compensation. The Company suspended employer contributions in the first quarter of 2020 and that suspension remained in effect for the balance of 2020. The

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Company restarted employer contributions during the first quarter of 2021. The Company’s contributions for the years ended December 31, 2022, 2021, and 2020 were $3.1 million, $2.9 million, and $1.0 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan is approved annually by the compensation committee of the Company’s board of directors. The purpose of the Annual Incentive Plan is to provide an incentive and to reward participants in the plan for achieving certain, pre-established performance targets through a cash bonus. Funding of the plan for management-level participants for the years ended December 31, 2022, 2021, and 2020 included measures of Adjusted Earnings Before Income Taxes and Depreciation and Amortization (“Adjusted EBITDA Target”). The Annual Incentive Plan also incorporates individual performance goals for both management and non-management participants. For the year ended December 31, 2022, and 2021 the Company recognized $12.7 million, and $12.1 million, respectively, as expense under the Annual Incentive Plan. For 2020, the Adjusted EBITDA Target was not met due to the effects of COVID-19, but the compensation committee authorized payments under the plan of 62.5% of the aggregate target bonuses of all participants in the plan. Accordingly, for the year ended December 31, 2020, the Company recognized expense of $8.3 million, as a discretionary incentive under the 2020 Annual Incentive Plan.
23. Subsequent Events
Restructuring Plan
In March 2023, management approved a global restructuring plan intended to improve the Company’s cost structure and operating efficiency in response to ongoing uncertain macroeconomic conditions. The restructuring plan includes a targeted reduction in its workforce of approximately 3.0%. The Company expects to incur expenses related to employee severance and employee benefits in connection with the workforce reduction during the first quarter of 2023. The Company expects the workforce reduction to be substantially complete by the end of the first quarter of 2023. No accrual was recorded as of December 31, 2022. In addition, as part of the restructuring plan, the Company will exit certain facilities in 2023 and will record accelerated right-of-use lease amortization expense and accelerated depreciation and amortization of related fixed assets. The Company expects to incur expenses of approximately $4.5 million to $5 million in 2023 related to the restructuring plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
(b) Management’s report on internal control over financial reporting
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the consolidated financial statements.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
(c) Remediation of previously identified material weaknesses in internal control over financial reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management of the Company identified material weaknesses in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:
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
Management, with the participation of the Audit Committee and the Board of Directors, began the implementation of certain remediation measures in 2021 and continued to develop remediation plans and implemented additional measures throughout 2022. The actions we took to remediate the material weaknesses included the following:
•We hired several accounting and finance personnel with the appropriate level of public accounting knowledge and experience.
•We engaged a nationally recognized public accounting firm that assisted us in creating comprehensive process narratives and Company policies and procedures.
•Our Internal Audit team, along with a third-party consulting firm, assisted us in evaluating our internal control over financial reporting (“ICFR”) and made several recommendations for findings noted. We enhanced our controls and documentation support based on these recommendations.
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
Through testing of our internal controls completed during the quarter ended December 31, 2022, management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2022.
(d) Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(e) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
3.1#	Form of Certificate of Incorporation of HireRight Holdings Corporation
3.2#	Form of Bylaws of HireRight Holdings Corporation
4.1#	Form of Registration Rights Agreement
4.2#	Form of Stockholders Agreement
10.1#	First Lien Credit Agreement, dated as of July 12, 2018, among Genuine Mid Holdings LLC, Genuine Financial Holdings LLC, the lenders party thereto and Bank of America, N.A., as administrative agent
10.3#	Form of Director and Officer Indemnification Agreement
10.4#+	HireRight GIS Group Holdings LLC Equity Incentive Plan
10.5#+	HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.6#+	Form of Stock Option Grant Notice for Employees under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.7#+	Form of Restricted Stock Unit Grant Notice for Employees under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.8#+	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.9#+	HireRight Holdings Corporation Employee Stock Purchase Plan
10.10**+	Employment Agreement by and between Guy Abramo and HireRight Holdings Corporation, dated October 28, 2021
10.12**+	Employment Agreement by and between Thomas Spaeth and HireRight Holdings Corporation, dated October 28, 2021
10.13**+	Employment Agreement by and between Scott Collins and HireRight Holdings Corporation, dated October 28, 2021
10.14#+	HireRight Holdings Corporation U.S. Executive Severance Plan
10.15#	Form of Income Tax Receivable Agreement, by and among HireRight Holdings Corporation and the other parties named therein
10.16
First Amendment to First Lien Credit Agreement dated as of June 3, 2022, by and between Genuine Financial Holdings LLC, Genuine Mid Holdings LLC, the Extending Revolving Credit Lenders party thereto, the Letter of Credit Issuers party thereto, and Bank of America, N.A. in its capacity as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022)

10.17
Amendment to MOIC Options by and between Guy Abramo and HireRight Holdings Corporation, dated March 19, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2022)

10.18
Amendment to MOIC Options by and between Thomas Spaeth and HireRight Holdings Corporation, dated March 19, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2022)

10.19
Amendment to MOIC Options by and between Scott Collins and HireRight Holdings Corporation, dated March 19, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2022)

10.20*+	Employment Agreement by and between Conal Thompson and HireRight Holdings Corporation, dated October 28, 2021
10.21*	Amendment to MOIC Options by and between Conal Thompson and HireRight Holdings Corporation, dated March 19, 2022
10.22*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated November 7, 2022, for Conal Thompson

10.23*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Guy Abramo
10.24*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Guy Abramo
10.25*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Thomas Spaeth
10.26*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Thomas Spaeth
10.27*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Conal Thompson
10.28*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Conal Thompson
10.29*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Scott Collins
10.30*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Scott Collins
14.1**	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________

*	Filed herewith.
#	Incorporated by reference to the same titled exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2021.
**	Incorporated by reference to the same titled exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2021.
+	Indicates a management contract or compensatory plan or agreement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 9, 2023.

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

Signature	Title	Date

/s/ Guy P. Abramo	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2023
Guy P. Abramo

/s/ Thomas M. Spaeth	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Thomas M. Spaeth

/s/ Laurie Blanton	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2023
Laurie Blanton

/s/ James Carey	Director	March 9, 2023
James Carey

/s/ Mark Dzialga	Director	March 9, 2023
Mark Dzialga

/s/ Peter Fasolo	Director	March 9, 2023
Peter Fasolo

/s/ Josh Feldman	Director	March 9, 2023
Josh Feldman

/s/ Rene Kern	Director	March 9, 2023
Rene Kern

/s/ Lawrence M. Kutscher	Director	March 9, 2023
Lawrence M. Kutscher

/s/ James LaPlaine	Director	March 9, 2023
James LaPlaine

/s/ James Matthews	Director	March 9, 2023
James Matthews

/s/ Jill Smart	Director	March 9, 2023
Jill Smart

/s/ Lisa Troe	Director	March 9, 2023
Lisa Troe