Form 10-Q
period 2023-03-31
HireRight Holdings Corp
filed 2023-05-10
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The registrant had outstanding 73,837,499 shares of common stock as of May 2, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$127,410	$162,092
Restricted cash	—	1,310
Accounts receivable, net of allowance for credit losses of $5,365 and $5,812 at March 31, 2023 and December 31, 2022, respectively	134,306	136,656
Prepaid expenses and other current assets	20,208	18,745
Total current assets	281,924	318,803
Property and equipment, net	8,374	9,045
Right-of-use assets, net	6,921	8,423
Intangible assets, net	318,057	331,598
Goodwill	811,338	809,463
Cloud computing software, net	39,785	35,230
Deferred tax assets	80,612	74,236
Other non-current assets	20,583	18,949
Total assets	$1,567,594	$1,605,747
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,442	$11,571
Accrued expenses and other current liabilities	102,923	75,208
Accrued salaries and payroll	26,085	31,075
Debt, current portion	8,350	8,350
Total current liabilities	146,800	126,204
Debt, long-term portion	681,853	683,206
Tax receivable agreement liability, long-term portion	183,504	210,543
Deferred tax liabilities	5,617	5,748
Other non-current liabilities	10,845	11,728
Total liabilities	1,028,619	1,037,429
Commitments and contingent liabilities (Note 12)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,665,328 and 79,660,397 shares issued, and 75,874,099 and 78,131,568 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	80	80
Additional paid-in capital	809,627	805,799
Treasury stock, at cost; 3,791,229 and 1,528,829 shares repurchased at March 31, 2023 and December 31, 2022, respectively	(42,337)	(16,827)
Accumulated deficit	(223,701)	(215,790)
Accumulated other comprehensive loss	(4,694)	(4,944)
Total stockholders’ equity	538,975	568,318
Total liabilities and stockholders’ equity	$1,567,594	$1,605,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Revenues	$175,447	$198,711

Expenses
Cost of services (exclusive of depreciation and amortization below)	98,451	112,403
Selling, general and administrative	59,726	48,267
Depreciation and amortization	18,417	18,061
Total expenses	176,594	178,731
Operating income (loss)	(1,147)	19,980

Other expenses
Interest expense, net	12,402	7,557
Other expense, net	306	41
Total other expenses	12,708	7,598
Income (loss) before income taxes	(13,855)	12,382
Income tax expense (benefit)	(5,944)	818
Net income (loss)	$(7,911)	$11,564

Net income (loss) per share:
Basic	$(0.10)	$0.15
Diluted	$(0.10)	$0.15
Weighted average shares outstanding:
Basic	77,285,116	79,392,937
Diluted	77,285,116	79,392,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$(7,911)	$11,564

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swaps	—	7,981
Reclassification adjustments included in earnings (1)	(2,527)	(502)
Total unrealized gain (loss)	(2,527)	7,479
Currency translation adjustment, net of tax expense of $20 and $63 for the three months ended March 31, 2023 and 2022, respectively	2,777	(3,793)
Other comprehensive income	250	3,686
Comprehensive income (loss)	$(7,661)	$15,250

(1)    Represents the reclassification of the effective portion of the gain on the Company's interest rate swaps into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive loss on the condensed consolidated balance sheet related to the interest rate swap agreements terminated on February 18, 2022. See Note 10 for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2022	78,131,568	$80	1,528,829	$(16,827)	$805,799	$(215,790)	$(4,944)	$568,318
Issuance of common stock under stock-based compensation plans	4,931	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,911)	—	(7,911)
Stock-based compensation	—	—	—	—	3,828	—	—	3,828
Repurchase of common stock	(2,262,400)	—	2,262,400	(25,510)	—	—	—	(25,510)
Other comprehensive income	—	—	—	—	—	—	250	250
Balances at March 31, 2023	75,874,099	$80	3,791,229	$(42,337)	$809,627	$(223,701)	$(4,694)	$538,975

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2021	79,392,937	$79	—	$—	$793,382	$(360,364)	$12,620	$445,717
Net income	—	—	—	—	—	11,564	—	11,564
Stock-based compensation	—	—	—	—	2,794	—	—	2,794
Other comprehensive income	—	—	—	—	—	—	3,686	3,686
Balances at March 31, 2022	79,392,937	$79	—	$—	$796,176	$(348,800)	$16,306	$463,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(7,911)	$11,564
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,417	18,061
Deferred income taxes	(6,590)	205
Amortization of debt issuance costs	803	821
Amortization of contract assets	1,212	1,091
Amortization of right-of-use assets	2,384	686
Amortization of unrealized gains on terminated interest rate swap agreements	(2,527)	(2,181)
Amortization of cloud computing software costs	1,571	151
Stock-based compensation	3,828	2,794
Other non-cash charges, net	(383)	496
Changes in operating assets and liabilities:
Accounts receivable	2,838	(29,852)
Prepaid expenses and other current assets	(1,465)	4,115
Cloud computing software	(6,125)	(8,548)
Other non-current assets	(1,893)	(1,411)
Accounts payable	(1,804)	(7,095)
Accrued expenses and other current liabilities	(771)	14,920
Accrued salaries and payroll	(5,140)	(6,240)
Operating lease liabilities, net	(1,284)	(1,068)
Other non-current liabilities	(175)	(524)
Net cash used in operating activities	(5,015)	(2,015)
Cash flows from investing activities
Purchases of property and equipment	(693)	(1,867)
Capitalized software development	(2,918)	(2,662)
Other investing	(1,000)	—
Net cash used in investing activities	(4,611)	(4,529)
Cash flows from financing activities
Repayments of debt	(2,088)	(2,088)
Payments for termination of interest rate swap agreements	—	(18,445)
Repurchase of common stock	(24,584)	—
Net cash used in financing activities	(26,672)	(20,533)
Net decrease in cash, cash equivalents and restricted cash	(36,298)	(27,077)
Effect of exchange rates	306	(420)
Cash, cash equivalents and restricted cash
Beginning of year	163,402	116,214
End of period	$127,410	$88,717
Cash paid for
Interest	$15,221	$8,772
Income taxes	$639	$902
Supplemental schedule of non-cash activities
Unpaid property and equipment and capitalized software purchases	$821	$561
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies

Organization

Description of Business

HireRight Holdings Corporation (“HireRight” or the “Company”) is incorporated in Delaware.
The Company is a leading global provider of technology-driven workforce risk management and compliance solutions. The Company provides comprehensive background screening, verification, identification, monitoring, and drug and health screening services for customers across the globe, predominantly under the HireRight brand.
Income Tax Receivable Agreement

In connection with the Company’s initial public offering (“IPO”), the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of March 31, 2023 and December 31, 2022, the Company had a total liability of $210.5 million in connection with the projected obligations under the TRA. TRA related liabilities are classified as current or non-current based on the expected date of payment and are included on the Company’s condensed consolidated balance sheets under the captions accrued expenses and other current liabilities and tax receivable agreement liability, long-term portion, respectively. See Note 5 — Accrued Expenses and Other Current Liabilities for further details related to the current portion of the TRA liability.
Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. The unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.
Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023 (“Annual Report”). The December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP.
In the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements have been included. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2022, included in the Annual Report. Certain reclassifications have been made to prior year presentation to conform to current year presentation.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial statements for the year ended December 31, 2022, included in the Annual Report. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the three months ended March 31, 2023.
Use of Estimates

Preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, the allowance for credit losses, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, lease accounting, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, stock-based compensation expense, useful lives assigned to long-lived assets, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties.
Goodwill
The change in goodwill during the three months ended March 31, 2023 was driven by foreign currency translation, as the U.S. dollar strengthened against the British pound and other currencies.
2. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

Accounting Pronouncements Adopted in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which delayed the effective date for this guidance until the fiscal year beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-13 effective January 1, 2023, using the modified retrospective transition method. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which aims to improve the accounting for acquired revenue contracts with customers in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The new guidance is effective for the Company for annual periods beginning after December 15, 2023

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
and interim periods within those fiscal years. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
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
3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Prepaid software licenses, maintenance and insurance	$11,570	$9,237
Other prepaid expenses and current assets	8,638	9,508
Total prepaid expenses and other current assets	$20,208	$18,745

The components of other non-current assets were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Contract implementation assets	$18,237	$17,983
Other non-current assets	2,346	966
Total other non-current assets	$20,583	$18,949
See Note 14 — Revenues for further discussion on contract implementation costs and related amortization included in cost of services in the Company’s condensed consolidated statements of operations.

4. Right-of-Use Assets and Lease Liabilities

The Company leases office facilities under operating leases in various domestic and foreign locations with initial terms ranging from 1 to 12 years. Some leases include one or more options to extend the term of the lease, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to 5 years.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s operating leases were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Right-of-use assets, net (1)	$6,921	$8,423

Current operating lease liabilities (2)	$5,752	$5,509
Operating lease liabilities, long-term (2)	9,357	10,055
Total operating lease liabilities	$15,109	$15,564
(1)Includes impact of accelerated expense on abandoned right-of-use assets related to the global restructuring plan, see Note 18 — Restructuring and Related Charges for additional information.
(2)Current and long-term operating lease liabilities are recorded in accrued expenses and other current liabilities, and other non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$1,549	$1,301
ROU assets obtained in exchange for operating lease liabilities	$824	$10,445
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	Three Months Ended March 31,
	2023	2022
Weighted average remaining lease term (in years)	3.92	4.60
Weighted average discount rate	4.9%	4.6%
5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued data costs	$35,084	$34,080
Tax receivable agreement liability, current portion	27,039	—
Accrued contract labor	8,235	5,554
Other	32,565	35,574
Total accrued expenses and other current liabilities	$102,923	$75,208

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Wages, benefits and taxes (1)	$20,921	$15,198
Accrued bonus	5,164	15,877
Total accrued salaries and payroll	$26,085	$31,075
(1)Accrued wages, benefits and taxes for the three months ended March 31, 2023 includes $4.4 million in accrued employee severance and benefits related to the workforce reduction. See Note 18 — Restructuring and Related Charges for additional information.

7. Debt

The components of debt were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Amended First Lien Term Loan Facility	$697,425	$699,513
Amended Revolving Credit Facility	—	—
Total debt	697,425	699,513
Less: Unamortized original issue discount	(1,328)	(1,464)
Less: Unamortized debt issuance costs	(5,894)	(6,493)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$681,853	$683,206

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company is required to make prepayments on the Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three months ended March 31, 2023 and 2022, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility based on the Company’s excess cash flow.
The Amended First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of March 31, 2023, the Amended First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2023, the Company had $143.7 million in available borrowing under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.38% on unutilized commitments under the Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of both March 31, 2023 and December 31, 2022, the quarterly fee on unutilized commitments under the Amended Revolving Credit Facility was 0.38%.
Debt Covenants

The Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the Amended First Lien Facilities through the three months ended March 31, 2023.
The Company is also subject to a springing financial maintenance covenant under the Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of March 31, 2023 and December 31, 2022, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
Other

Amortization of debt discount and debt issuance costs related to the Amended First Lien Term Loan Facility are included to interest expense in the condensed consolidated statements of operations and were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Debt discount amortization	$136	$130
Debt issuance costs amortization	599	578
Total debt discount and issuance costs	$735	$708

Interest expense also includes the amortization of debt issuance costs for the Amended Revolving Credit Facility of $0.1 million for each of the three months ended March 31, 2023 and 2022. Unamortized debt issuance costs for the Amended Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets.
The weighted average interest rate on outstanding borrowings during the three months ended March 31, 2023 and the year ended December 31, 2022 was 8.5% and 5.5%, respectively.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Amended First Lien Term Loan Facility	$696,097	$693,055	$698,049	$673,617
Amended Revolving Credit Facility	—	—	—	—
Total	$696,097	$693,055	$698,049	$673,617

9. Derivative Instruments

The Company entered into interest rate swap agreements with a total notional amount of $700 million with an effective date of December 31, 2018 (“Interest Rate Swap Agreements”) with a scheduled expiration date of December 31, 2023.
Prior to termination discussed herein, the Interest Rate Swap Agreements were determined to be effective hedging agreements. Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) will be reclassified to earnings as reductions to interest expense through December 31, 2023.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$—	$1,679
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense	(2,527)	(2,181)
Total reclassification adjustments included in earnings	$(2,527)	$(502)
The results of derivative activities are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.
10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists primarily of unrealized gains related to the terminated Interest Rate Swap Agreements and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of March 31, 2023 and December 31, 2022 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2022	$8,849	$(13,793)	$(4,944)
Other comprehensive income (loss)	(2,527)	2,777	250
Balance at March 31, 2023	$6,322	$(11,016)	$(4,694)

The accumulated net loss in foreign currency translation adjustment primarily reflects the strengthening of the U.S. dollar against the British pound and the Japanese yen.
As of March 31, 2023, the remaining $6.3 million of the accumulated other comprehensive income related to terminated Interest Rate Swap Agreements is expected to be reclassified into earnings as a reduction to interest expense through December 31, 2023.

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
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percent)
Revenues:
United States	$161,694	92.2%	$183,377	92.3%
International	13,753	7.8%	15,334	7.7%
Total revenues	$175,447	100.0%	$198,711	100.0%

The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	March 31, 2023	December 31, 2022
	(in thousands)
Long-lived assets:
United States	$9,208	$10,811
International	6,087	6,657
Total long-lived assets	$15,295	$17,468

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company has entered into indemnification agreements with the members of its board of directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service. In addition, customers of the Company may seek indemnity for negligent hiring claims that result from the Company’s alleged failure to identify or report adverse background information about an individual. The Company is not aware of any pending demands to provide indemnity or defense under such agreements that would reasonably be expected to have a material adverse effect on its condensed consolidated financial statements.
On December 31, 2022 and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in a privately held company for a total purchase price of approximately $26.5 million, subject to closing conditions that have not yet been satisfied.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues:
Service revenues	$123,696	$141,503
Surcharge revenues	51,751	57,208
Total revenues	$175,447	$198,711

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs, net of accumulated amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and amortization expense is recorded in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.2 million and $1.1 million for the three months ended March 31, 2023, and 2022, respectively. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.
15. Income Taxes

Income tax expense (benefit) and effective tax rates were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$(13,855)	$12,382
Income tax expense (benefit)	(5,944)	818
Effective tax rate	42.9%	6.6%

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recorded income tax benefit of $5.9 million and income tax expense of $0.8 million for the three months ended March 31, 2023, and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was 42.9% compared to 6.6% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to state taxes and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations.
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
The Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. There is no change in assessment as of March 31, 2023.
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

16. Stock-Based Compensation
Equity Incentive Plans
The Company issues stock-based compensation awards under the 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), and prior to the IPO under the HireRight GIS Group Holdings LLC Equity Incentive Plan (“Equity Plan”). At March 31, 2023, the total number of shares authorized for issuance under the Omnibus Incentive Plan was 14.2 million shares and 7.3 million shares remain available for issuance.
Stock-Based Compensation Expense
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Selling, general and administrative	$3,181	$2,627
Cost of services (exclusive of depreciation and amortization)	647	167
Total stock-based compensation expense	$3,828	$2,794

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options under the Equity Plan
For stock options issued under the Equity Plan that were outstanding and unvested as of March 31, 2023, the Company expects to recognize future compensation expense of $4.1 million over a weighted average remaining vesting period of 1.8 years.
Awards under the Omnibus Incentive Plan
The Company granted 46,081 options during the three months ended March 31, 2023 under the Omnibus Incentive Plan, with a weighted average grant date fair value of $3.96 calculated using the Black-Scholes option valuation model. For options under the Omnibus Incentive Plan outstanding and unvested as of March 31, 2023, the Company expects to recognize future compensation expense of $7.2 million over a weighted average remaining vesting period of 2.7 years.
The Company granted 3,171,925 restricted stock units (“RSU”), including the performance RSUs discussed below, with a weighted average grant date fair value of $9.06 per share during the three months ended March 31, 2023 under the Omnibus Incentive Plan. For RSUs outstanding and unvested as of March 31, 2023, the Company expects to recognize future compensation expense of $41.4 million over a weighted average remaining vesting period of 2.9 years.
On March 20, 2023, the Company approved a grant of a total of 2,561,275 performance RSUs. A total of 1,116,323 of these performance RSUs had a grant-date fair value of $5.67 per unit based on a Monte Carlo valuation model and may vest upon the achievement of a market condition related to total shareholder return, achievement of stock price targets of the Company's common stock, and subject to continued service. The expected stock-based compensation expense for the market condition performance RSUs is $6.3 million and is expected to be recognized over the period from grant date through March 2026. The remaining portion, 1,444,952 units, of these performance RSUs granted on March 20, 2023, had a grant date fair value of $10.90 per unit and may vest upon the achievement of AEBITDA performance targets and are subject to continued service. The expected stock-based compensation expense for the AEBITDA performance RSUs is $15.8 million and is expected to be recognized over the period from grant date through March 2026.
17. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of outstanding shares during the period.
The weighted average outstanding shares may include potentially dilutive equity awards. Diluted net income (loss) per share includes the effects of potentially dilutive equity awards, which include stock options, restricted stock units, and other potentially dilutive equity awards outstanding during the year. For the three months ended March 31, 2023, and 2022 there were 8,338,300, and 8,039,980 potentially dilutive equity awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Basic and diluted EPS for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(7,911)	$11,564
Denominator:
Weighted average shares outstanding - basic	77,285,116	79,392,937
Effect of dilutive equity awards	—	—
Weighted average shares outstanding - diluted	77,285,116	79,392,937

Net income (loss) per share:
Basic	$(0.10)	$0.15
Diluted	$(0.10)	$0.15

18. Restructuring and Related Charges

Global Restructuring Plan
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability as part of its ongoing margin improvement initiatives. The plan involves reduction in force, offshoring certain functions, and other measures designed to reduce costs to achieve the Company’s long term margin goals. The plan was approved and initiated in the first quarter of 2023 and is expected to continue throughout 2023 and early 2024.
During the three months ended March 31, 2023, the Company recognized restructuring charges of $5.9 million, primarily for employee severance and benefits in connection with the workforce reduction and accelerated expense on abandoned right-of-use assets. In addition, the Company incurred professional service fees of $4.0 million for consulting costs related to the execution of the Company’s global restructuring plan. All charges were recorded as selling, general and administrative expenses and cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of operations.
The Company expects to recognize additional restructuring charges in 2023 and early 2024 of approximately $15.0 million to $20.0 million, primarily for severance and benefits, professional service fees, and transition costs. The Company is continuing to evaluate operating costs and outsourcing opportunities and the expected charges related to our global restructuring plan may be greater than expected, including charges for additional severance and professional service fees.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of the restructuring charges (including professional service fees) are as follows:

Three Months Ended March 31,
2023
(in thousands)
Severance and benefits (1)	$4,386
Accelerated expense on abandoned right-of-use assets (2)	1,482
Professional fees (3)	4,006
Total restructuring charges	$9,874
(1)Charges of $1.7 million recorded in cost of services (exclusive of depreciation and amortization) and charges of $2.7 million recorded in selling, general and administrative expenses.
(2)Charges for accelerated expense on abandoned right-of-use assets recorded in selling, general and administrative expenses.
(3)Professional service fees consist of consulting costs related to the execution of the Company’s global restructuring plan to improve the Company’s cost structure, operating efficiency, and redesign and right size the organization. These charges are recorded in selling, general and administrative expenses.
The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued salaries and payroll and accrued expenses and other current liabilities on the condensed consolidated balance sheets:

March 31, 2023
(in thousands)
Balance at December 31, 2022	$—
Charges incurred (1)	8,392
Payments	(971)
Balance at March 31, 2023	$7,421
(1)Includes $4.4 million in charges for employee severance and benefits related to the workforce reduction, all of which remains unpaid as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements for the fiscal year ended December 31, 2022, as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 (“Annual Report”). The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described immediately below.
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
Factors that could affect the outcome of the forward-looking statements include, among other things, our vulnerability to adverse economic conditions, including without limitation inflation and recession, which could increase our costs and suppress labor market activity and our revenue; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws, emerging restrictions on background reporting due to alleged discriminatory impacts and adverse social consequences, and other evolving regulations and cross-border data transfer restrictions may increase our costs, limit the use or value of our services and adversely affect our business; our ability to maintain our professional reputation and brand name; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report on Form 10-K filed with the SEC on March 9, 2023, in particular the sections of that document entitled "Risk Factors," "Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary," and "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Business Overview

HireRight Holdings Corporation (“HireRight” or the “Company”) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 38,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2022, we screened over 24 million job applicants, employees and contractors for our customers and processed over 107 million screens.
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
While we have benefited in the past from the changing dynamics of the labor market, including strength in hiring as the economy recovered from the effects of the COVID pandemic, our business has been adversely affected by recent and continuing uncertainty around near term macroeconomic conditions. This uncertainty stems from high inflation, declining customer confidence, volatile energy prices, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. Each of these drivers has its own adverse impact and the outlook for our business in 2023 remains uncertain, with order volumes and revenue anticipated to fall below 2022 levels. In 2022, the annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index, and remains elevated. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. A sustained recession will have an adverse impact on the global hiring market and therefore the demand for our services. Slowing demand for our services will adversely affect our future results. Additionally, rising interest rates will lead directly to higher interest expense. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information on the impact of interest rates and inflation on our business. Although the majority of our cost of services is variable in nature and will move in tandem with revenue increases or decreases, there can be no assurance that we can reduce our cost of services in proportion to changes in revenue.
2023 Developments
On November 13, 2022, the Company's Board of Directors authorized a share repurchase program (“Program”). The Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock, par value $0.001, and will expire on November 14, 2024, or earlier if the repurchases reach $100.0 million before that date. Through March 31, 2023, the Company repurchased 3,791,229 shares of common stock for $42.3 million, including commissions paid and excise taxes, at an average price paid of $11.17 per share. The repurchased shares are recorded as “Treasury stock” on the Company's consolidated balance sheets. As of March 31, 2023, approximately $57.7 million remained available for future purchases under the Program. Repurchases under the

Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the Program following its termination.
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability in response to ongoing uncertain macroeconomic conditions. The plan, which involves a reduction in force, offshoring of certain functions, and other measures designed to reduce cost and compensate for reduced order volumes, was initiated in the first quarter of 2023 and is expected to continue throughout 2023 and early 2024 as the Company implements existing plans and evaluates further opportunities. During the three months ended March 31, 2023, the Company recognized restructuring charges of $5.9 million, primarily for employee severance and benefits in connection with the workforce reduction and accelerated rent expense on abandoned right-of-use assets. In addition, the Company incurred professional service fees of $4.0 million for consulting costs related to the execution of the Company’s global restructuring plan.
The Company expects to recognize additional restructuring charges in 2023 and early 2024 of approximately $15.0 million to $20.0 million, primarily for severance and benefits, professional service fees, and transition costs. Once completed we estimate annualized gross savings of approximately $50.0 million under the global restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the global restructuring plan, and the expected charges may be greater than expected, including charges for additional severance and professional service fees.
Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and related compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 27% and 29% of revenues for each of the three months ended March 31, 2023, and 2022, respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 3% of revenues for each of the three months ended March 31, 2023, and 2022, respectively. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues. Revenues for the three months ended March 31, 2023, from these customers decreased 15% from the prior year period, led by reductions in order volumes from technology companies.
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
Depreciation and amortization expenses consist of depreciation of property and equipment, as well as amortization of purchased and developed software and other intangible assets.
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, gains and losses on asset disposal, foreign exchange gains and losses, as well as other expenses. On our condensed consolidated statements of operations, interest expense is netted with interest income, which is derived primarily from cash and cash equivalent balances held in interest-bearing accounts. The majority of our receivables and payables are denominated in U.S. dollars, but we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Therefore, increases or decreases in the value of the U.S. dollar against these currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenues in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not generally deemed material to our financial performance.
Income tax expense (benefit) consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.
Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2023 and 2022

The following tables present operating results for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percent of revenues)
Revenues	$175,447	100.0%	$198,711	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	98,451	56.1%	112,403	56.6%
Selling, general and administrative	59,726	34.0%	48,267	24.3%
Depreciation and amortization	18,417	10.5%	18,061	9.1%
Total expenses	176,594	100.7%	178,731	89.9%
Operating income (loss)	(1,147)	(0.7)%	19,980	10.1%

Other expenses
Interest expense, net	12,402	7.1%	7,557	3.8%
Other expense, net	306	0.2%	41	—%
Total other expenses	12,708	7.2%	7,598	3.8%
Income (loss) before income taxes	(13,855)	(7.9)%	12,382	6.2%
Income tax expense (benefit)	(5,944)	(3.4)%	818	0.4%
Net income (loss)	$(7,911)	(4.5)%	$11,564	5.8%

Revenues
Revenues for the three months ended March 31, 2023 decreased to $175.4 million, a decrease of $23.3 million, or 11.7%, from the prior-year period, primarily driven by lower order volume from existing customers. Of the total $23.3 million decrease, $19.0 million was related to volume reductions associated with our technology and services customers, as both have recently undertaken efforts to rightsize their workforce in response to macroeconomic pressures. Revenues from our remaining customer groups represented a net decrease of $4.3 million due to lower volumes.
From a geographical perspective, revenues from international regions decreased by $1.6 million, or 10.3%, and revenues from the United States decreased by $21.7 million, or 11.8%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The strengthening of the U.S. dollar against the British pound in the three months ended March 31, 2023, compared to the same period in 2022 had an unfavorable impact on revenue from international regions. On a constant currency basis, United Kingdom revenues would have been $1.1 million higher than actual revenues. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparable period.
Cost of Services (exclusive of depreciation and amortization)
Cost of services for the three months ended March 31, 2023 decreased to $98.5 million, a decrease of $14.0 million, or 12.4%, from the prior-year period, primarily due to lower order volumes, decreased use of contract labor, and lower average labor costs per background screen. The decreases in costs of services were partially offset by higher data costs, increases in severance expenses, and increased incentive compensation and fringe benefit programs to keep up with market conditions. Cost of services as a percent of revenues decreased to 56.1% for the three months ended March 31, 2023, compared to 56.6% for the three months ended March 31, 2022, primarily driven by lower average labor costs per background screen as a result of process improvements associated with our technology initiatives as well as a decrease in the use of contract labor.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2023 increased $11.5 million to $59.7 million primarily due to increases in personnel costs of $4.6 million and increases in professional service fees of $4.6 million primarily due to consulting costs related to our global restructuring plan. Other increases were technology expenses increased by $2.9 million partly due to ongoing operating system improvements and increasing software maintenance costs, as well as increases in facility related expenses of $1.1 million, driven by acceleration of expense associated with cessation of use of certain office facilities. Of the $4.6 million increase in personnel costs, $1.3 million was driven in part by hiring in technology and go to market positions as well as increases in healthcare costs, and $2.7 million was related to employee severance and benefits in connection with the workforce reduction. SG&A as a percent of revenues for the three months ended March 31, 2023 increased to 34.0% from 24.3% for the three months ended March 31, 2022.
The increases in personnel costs were attributable to employee severance and employee benefits related to our global restructuring plan, increases in market compensation rates, and increased use of stock-based compensation. The increases in SG&A expenses were partially offset by decreases in various other costs, including a reduction of insurance and audit expenses from the prior year period.
Interest Expense, net
Interest expense, net for the three months ended March 31, 2023 increased to $12.4 million, an increase of $4.8 million, or 64.1%, from the prior year period. The increase was primarily due to increased interest expense under our variable rate term loan facility of $8.0 million associated with rising interest rates over the prior year period. The increase in interest expense was partially offset by reclassifications from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet of unrealized gains related our terminated interest rate swap agreements, which reduced interest expense by $2.5 million during the three months ended March 31, 2023 and is expected to reduce interest expense by $6.3 million for the remainder of 2023. Additionally, interest income, which is derived primarily from cash and cash equivalent balances held in interest-bearing accounts, increased $0.9 million over the prior year period.
Income Tax Expense (Benefit)
The effective tax rate for the three months ended March 31, 2023, was 42.9% compared to 6.6% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023, compared to the prior year period, changed primarily due to federal and state valuation allowances and non-deductible stock compensation expense.
The effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to state taxes and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2022, differs from the federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations.
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
Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents, as applicable for the period, net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. Adjusted EBITDA and Adjusted EBITDA margin are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percents)
Net income (loss)	$(7,911)	$11,564
Income tax (benefit) expense	(5,944)	818
Interest expense, net	12,402	7,557
Depreciation and amortization	18,417	18,061
EBITDA	16,964	38,000
Stock-based compensation	3,828	2,794
Realized and unrealized gain (loss) on foreign exchange	307	(79)
Restructuring charges (1)	9,874	—
Amortization of cloud computing software costs (2)	1,571	151
Other items (3)	497	860
Adjusted EBITDA	$33,041	$41,726
Net income (loss) margin (4)	(4.5)%	5.8%
Adjusted EBITDA margin	18.8%	21.0%

(1)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $4.4 million of severance and benefits related to impacted employees, (ii) $4.0 million of professional service fees related to the execution of our cost savings initiatives, and (iii) $1.4 million related to the abandonment of certain of our leased facilities,
(2)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems incurred in connection with our platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies. This expense is not included in depreciation and amortization above.
(3)Other items for the three months ended March 31, 2023 comprise professional services fees not related to core operations. Other items for the three months ended March 31, 2022 include (i) costs of $0.9 million associated with the implementation of a company-wide ERP system, (ii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities, (iii) $0.2 million of information technology related costs including personnel expenses and professional service fees associated with the integration of customers and operations of an entity with which the Company merged, and (iv) a partial offset of these costs by a reduction in previously accrued legal settlement expense of $0.6 million during the three months ended March 31, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business.
(4)Net income (loss) margin represents net income (loss) divided by revenues for the period.
Adjusted Net Income and Adjusted Diluted Earnings Per Share

In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations, to which we apply an adjusted effective tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by the weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.
The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$(7,911)	$11,564
Income tax (benefit) expense	(5,944)	818
Income (loss) before income taxes	(13,855)	12,382
Amortization of acquired intangible assets	15,394	15,505
Interest expense swap adjustments (1)	(2,527)	(2,181)
Interest expense discounts (2)	803	821
Stock-based compensation	3,828	2,794
Realized and unrealized gain (loss) on foreign exchange	307	(79)
Restructuring charges (3)	9,874	—
Amortization of cloud computing software costs (4)	1,571	151
Other items (5)	497	860
Adjusted income before income taxes	15,892	30,253
Adjusted income taxes (6)	2,346	439
Adjusted Net Income	$13,546	$29,814

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2023	2022

Diluted net income (loss) per share	$(0.10)	$0.15
Income tax (benefit) expense	(0.08)	0.01
Amortization of acquired intangible assets	0.20	0.19
Interest expense swap adjustments (1)	(0.03)	(0.03)
Interest expense discounts (2)	0.01	0.01
Stock-based compensation	0.05	0.04
Realized and unrealized gain (loss) on foreign exchange	—	—
Restructuring charges (3)	0.13	—
Amortization of cloud computing software costs (4)	0.02	—
Other items (5)	0.01	0.01
Adjusted income taxes (6)	(0.03)	(0.01)
Adjusted Diluted Earnings Per Share	$0.18	$0.37

Weighted average number of shares outstanding - diluted	77,285,116	79,392,937

(1)Interest expense swap adjustments consist of amortization of unrealized gains on our terminated interest rate swap agreements, which will be recognized through December 2023 as a reduction in interest expense.
(2)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(3)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $4.4 million of severance and benefits related to impacted employees, (ii) $4.0 million of professional service fees related to the execution of our cost savings initiatives, and (iii) $1.4 million related to the abandonment of certain of our leased facilities,
(4)Amortization of cloud computing software costs consists of expense recognized in selling, general and administrative expenses for capitalized implementation costs for cloud computing IT systems incurred in connection with our platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies. This expense is not included in depreciation and amortization above.
(5)Other items for the three months ended March 31, 2023 comprise professional services fees not related to core operations. Other items for the three months ended March 31, 2022 include (i) costs of $0.9 million associated with the implementation of a company-wide ERP system, (ii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities, (iii) $0.2 million of information technology related costs including personnel expenses and professional service fees associated with the integration of customers and operations of an entity with which the Company merged, and (iv) a partial offset of these costs by a reduction in previously accrued legal settlement expense of $0.6 million during the three months ended March 31, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business.
(6)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates. An adjusted effective income tax rate has been determined for each period presented by applying the statutory income tax rate, net of applicable adjustments for valuation allowances, which was used to compute Adjusted Net Income for the periods presented. Due to the existence of a U.S. tax valuation allowance, the tax impact of the pre-tax adjustments for the three months ended March 31, 2022 is immaterial. During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to reverse the Company’s valuation allowance attributable to the deferred tax assets associated with the Company’s operations in the U.S. There is no change to the manner by which the tax effect of each adjustment is determined as a result of the reversal of the valuation allowance.
Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs and other tax attributes, for which the Company recognized an estimated total liability of $210.5 million, including a current portion of $27.0 million, as of March 31, 2023. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Unrestricted cash and cash equivalents as of March 31, 2023 was $127.4 million. As of March 31, 2023, cash held in foreign jurisdictions was approximately $16.1 million and is primarily related to international operations.

Debt
The Company currently has two long-term debt arrangements:
•The Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a LIBOR variable rate (4.84% at March 31, 2023) + 3.75%, maturing on July 12, 2025. Total principal outstanding balance on our debt was $697.4 million as of March 31, 2023 and $699.5 million as of December 31, 2022.
•The Amended Revolver Credit Facility, a first lien senior secured revolving credit facility in an aggregate principal amount of up to $145.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a Secured Overnight Financing Rate (“SOFR”) variable rate (4.63% at March 31, 2023) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Term Loan Facility. The Company had $143.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of March 31, 2023.
The Amended First Lien Term Loan Facility includes a springing financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was not subject to this covenant as of March 31, 2023, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
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
Operating Commitments

As of March 31, 2023, the Company had purchase obligations to various parties of approximately $49.7 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2023, and approximately $47.9 million of the total is expected to be paid within one year.
On December 31, 2022 and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in a privately held company for a total purchase price of approximately $26.5 million, subject to closing conditions that have not yet been satisfied.
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

Cash Flow Analysis
The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(5,015)	$(2,015)
Net cash used in investing activities	(4,611)	(4,529)
Net cash used in financing activities	(26,672)	(20,533)
Net decrease in cash, cash equivalents and restricted cash	$(36,298)	$(27,077)
Operating Activities

Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities was $5.0 million for the three months ended March 31, 2023 compared to cash used in operating activities of $2.0 million for the three months ended March 31, 2022. The increase in cash used in operating activities was due primarily to net loss of $7.9 million for the current period compared to net income of $11.6 million for the prior year period, partly offset by lower use of cash for working capital in the current period compared to the prior year period.
Investing Activities
Cash used in investing activities was approximately $4.6 million during the three months ended March 31, 2023, compared to approximately $4.5 million during the three months ended March 31, 2022. The increase was due primarily to increases in other investing and increases in capitalized software development costs under our program to enhance operational efficiencies compared to the prior period, partly offset by a decrease of purchases of property and equipment.
Financing Activities
Cash used in financing activities was approximately $26.7 million for the three months ended March 31, 2023 compared to cash used in financing activities of approximately $20.5 million during the three months ended March 31, 2022. The increase was due primarily to the $24.6 million of cash used for repurchases of our common stock made under the Program during the three months ended March 31, 2023, partly offset by $18.4 million payment for termination of interest rate swap agreements during the prior year period. Mandatory repayments on our debt facilities were $2.1 million in in each of the three months ended March 31, 2023 and 2022.
Share Repurchase Program
On November 13, 2022, the Company's Board of Directors authorized the Program. The Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock and will expire on November 14, 2024, or earlier if repurchases reach $100.0 million before that date. Repurchases under the Program may be made in the open market, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. This Program does not obligate the Company to acquire any particular amount of common stock and the Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

Through March 31, 2023, the Company repurchased 3,791,229 shares of Common stock for $42.3 million, including commissions paid, at an average price paid of $11.17 per share. As of March 31, 2023, approximately $57.7 million remained available for future purchases under the Program. Repurchases under the Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the Program following its termination.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As of March 31, 2023, the outstanding principal balance of $697.4 million on the Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.0 million.
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

Inflation Risk
Recent growth in inflation has increased and may continue to increase our operating costs. In response to high inflation rates, the Federal Reserve has been raising interest rates and has indicated that a decision on pausing the interest rate increases has not been made but instead the Federal Reserve will continue to monitor economic data. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense. We also expect our labor costs to continue to increase due to the growing competition for labor and the effect of inflation on wage rates. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
(b) Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Current macroeconomic conditions are volatile and the near-term macroeconomic outlook is uncertain due to high inflation, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. These factors have led to reduction in order volumes, and consequently we expect 2023 revenue below 2022 levels. We do not know how long these conditions will persist.
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
In response to high inflation, the Federal Reserve has been raising interest rates and has indicated that a decision on pausing the interest rate increases has not been made but instead the Federal Reserve will continue to monitor economic data. Higher interest rates increase our interest expense on variable-rate borrowings under our credit facilities. Further, interest rate hikes or other factors could lead to recessionary conditions, which could adversely affect the global hiring market and therefore the demand for our services.
Customers have been reacting to these uncertainties by reducing hiring, which in turn causes uncertainty in our near-term revenue outlook.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition, and future results. The risks described in our Annual Report may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
The following table summarizes the Company’s share repurchase program during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in millions)
January 1 — January 31, 2023	577,300	$11.79	577,300	$76.4
February 1 — February 28, 2023	463,166	11.65	463,166	71.0
March 1 — March 31, 2023	1,221,934	10.89	1,221,934	57.7
Total	2,262,400	$11.28	2,262,400	$57.7

(1)On November 13, 2022, the Company's Board of Directors authorized a share repurchase program. The share repurchase program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock, par value $0.001 and will expire on November 14, 2024, or earlier if repurchases reach $100.0 million before that date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. This program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. Repurchases under the Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the Program following its termination.

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
Date: May 9, 2023

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2023

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)