Form 10-Q
period 2023-06-30
HireRight Holdings Corp
filed 2023-08-09
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The registrant had outstanding 69,695,156 shares of common stock as of August 1, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except share, and per share data)
Assets
Current assets
Cash and cash equivalents	$77,492	$162,092
Restricted cash	—	1,310
Accounts receivable, net of allowance for credit losses of $5,027 and $5,812 at June 30, 2023 and December 31, 2022, respectively	142,400	136,656
Prepaid expenses and other current assets	19,178	18,745
Total current assets	239,070	318,803
Property and equipment, net	8,210	9,045
Right-of-use assets, net	5,368	8,423
Intangible assets, net	304,019	331,598
Goodwill	813,439	809,463
Cloud computing software, net	40,313	35,230
Deferred tax assets	78,543	74,236
Other non-current assets	20,609	18,949
Total assets	$1,509,571	$1,605,747
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,539	$11,571
Accrued expenses and other current liabilities	96,920	75,208
Accrued salaries and payroll	28,085	31,075
Debt, current portion	8,350	8,350
Total current liabilities	143,894	126,204
Debt, long-term portion	680,508	683,206
Tax receivable agreement liability, long-term portion	183,504	210,543
Deferred taxes liabilities	5,513	5,748
Other non-current liabilities	9,753	11,728
Total liabilities	1,023,172	1,037,429
Commitments and contingent liabilities (Note 12)
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,850,295 and 79,660,397 shares issued, and 70,326,266 and 78,131,568 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	80	80
Additional paid-in capital	815,411	805,799
Treasury stock, at cost; 9,524,029 and 1,528,829 shares repurchased at June 30, 2023 and December 31, 2022, respectively	(102,889)	(16,827)
Accumulated deficit	(221,189)	(215,790)
Accumulated other comprehensive loss	(5,014)	(4,944)
Total stockholders’ equity	486,399	568,318
Total liabilities and stockholders’ equity	$1,509,571	$1,605,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share, and per share data)
Revenues	$192,124	$222,292	$367,571	$421,003

Expenses
Cost of services (exclusive of depreciation and amortization below)	98,576	119,990	197,027	232,393
Selling, general and administrative	56,128	54,387	115,854	102,654
Depreciation and amortization	18,766	18,049	37,183	36,110
Total expenses	173,470	192,426	350,064	371,157
Operating income	18,654	29,866	17,507	49,846

Other expenses
Interest expense, net	13,543	4,957	25,945	12,514
Other expense, net	242	33	548	74
Total other expenses	13,785	4,990	26,493	12,588
Income (loss) before income taxes	4,869	24,876	(8,986)	37,258
Income tax expense (benefit)	2,357	430	(3,587)	1,248
Net income (loss)	$2,512	$24,446	$(5,399)	$36,010

Net income (loss) per share:
Basic	$0.03	$0.31	$(0.07)	$0.45
Diluted	$0.03	$0.31	$(0.07)	$0.45
Weighted average shares outstanding:
Basic	73,090,366	79,405,872	75,108,902	79,399,440
Diluted	73,992,149	79,478,094	75,108,902	79,443,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$2,512	$24,446	$(5,399)	$36,010

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swaps	—	—	—	7,981
Reclassification adjustments included in earnings (1)	(2,275)	(4,082)	(4,802)	(4,584)
Total unrealized gain (loss)	(2,275)	(4,082)	(4,802)	3,397
Currency translation adjustment, net of tax expense of $67 and $83 for the three months ended June 30, 2023 and 2022, respectively, and $87 and $146 for the six months ended June 30, 2023 and 2022, respectively	1,955	(10,042)	4,732	(13,835)
Other comprehensive loss	(320)	(14,124)	(70)	(10,438)
Comprehensive income (loss)	$2,192	$10,322	$(5,469)	$25,572

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

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at March 31, 2023	75,874,099	$80	3,791,229	$(42,337)	$809,627	$(223,701)	$(4,694)	$538,975
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	184,967	—	—	—	541	—	—	541
Net income	—	—	—	—	—	2,512	—	2,512
Stock-based compensation	—	—	—	—	5,243	—	—	5,243
Repurchase of common stock	(5,732,800)	—	5,732,800	(60,552)	—	—	—	(60,552)
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)
Balances at June 30, 2023	70,326,266	$80	9,524,029	$(102,889)	$815,411	$(221,189)	$(5,014)	$486,399

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at March 31, 2022	79,392,937	$79	—	$—	$796,176	$(348,800)	$16,306	$463,761
Issuance of common stock under stock-based compensation plans	39,384	—	—	—	—	—	—	—
Net income	—	—	—	—	—	24,446	—	24,446
Stock-based compensation	—	—	—	—	4,390	—	—	4,390
Other comprehensive loss	—	—	—	—	—	—	(14,124)	(14,124)
Balances at June 30, 2022	79,432,321	$79	—	$—	$800,566	$(324,354)	$2,182	$478,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2022	78,131,568	$80	1,528,829	$(16,827)	$805,799	$(215,790)	$(4,944)	$568,318
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	189,898	—	—	—	541	—	—	541
Net loss	—	—	—	—	—	(5,399)	—	(5,399)
Stock-based compensation	—	—	—	—	9,071	—	—	9,071
Repurchase of common stock	(7,995,200)	—	7,995,200	(86,062)	—	—	—	(86,062)
Other comprehensive loss	—	—	—	—	—	—	(70)	(70)
Balances at June 30, 2023	70,326,266	$80	9,524,029	$(102,889)	$815,411	$(221,189)	$(5,014)	$486,399

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2021	79,392,937	$79	—	$—	$793,382	$(360,364)	$12,620	$445,717
Issuance of common stock under stock-based compensation plans	39,384	—	—	—	—	—	—	—
Net income	—	—	—	—	—	36,010	—	36,010
Stock-based compensation	—	—	—	—	7,184	—	—	7,184
Other comprehensive loss	—	—	—	—	—	—	(10,438)	(10,438)
Balances at June 30, 2022	79,432,321	$79	—	$—	$800,566	$(324,354)	$2,182	$478,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(5,399)	$36,010
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,183	36,110
Deferred income taxes	(4,991)	243
Amortization of debt issuance costs	1,613	1,759
Amortization of contract assets	2,470	2,166
Amortization of right-of-use assets	3,456	1,355
Amortization of unrealized gains on terminated interest rate swap agreements	(4,802)	(6,263)
Amortization of cloud computing software costs	3,285	466
Stock-based compensation	9,071	7,305
Other non-cash charges, net	(344)	1,473
Changes in operating assets and liabilities:
Accounts receivable	(4,917)	(34,969)
Prepaid expenses and other current assets	(435)	1,924
Cloud computing software	(8,368)	(16,475)
Other non-current assets	(3,317)	(2,732)
Accounts payable	(905)	(10,154)
Accrued expenses and other current liabilities	(5,249)	23,158
Accrued salaries and payroll	(3,002)	(2,136)
Operating lease liabilities, net	(2,605)	(2,604)
Other non-current liabilities	(172)	(770)
Net cash provided by operating activities	12,572	35,866
Cash flows from investing activities
Purchases of property and equipment	(2,102)	(2,763)
Capitalized software development	(5,261)	(5,417)
Other investing	(2,000)	—
Net cash used in investing activities	(9,363)	(8,180)
Cash flows from financing activities
Repayments of debt	(4,175)	(4,175)
Payments for termination of interest rate swap agreements	—	(18,445)
Repurchases of common stock	(85,759)	—
Proceeds from issuance of common stock in connection with stock-based compensation plans	613	—
Other financing	(72)	(342)
Net cash used in financing activities	(89,393)	(22,962)
Net increase (decrease) in cash, cash equivalents and restricted cash	(86,184)	4,724
Effect of exchange rates	274	(1,397)
Cash, cash equivalents and restricted cash
Beginning of year	163,402	116,214
End of period	$77,492	$119,541
Cash paid for
Interest	$30,843	$16,945
Income taxes	$963	$1,529
Supplemental schedule of non-cash activities
Unpaid property and equipment and capitalized software purchases	$662	$1,939
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

1. Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies

Organization

Description of Business

HireRight Holdings Corporation (“HireRight” or the “Company”) is incorporated in Delaware.
The Company is a leading global provider of technology-driven workforce risk management and compliance solutions, providing comprehensive background screening, verification, identification, monitoring, and drug and health screening services for customers across the globe, predominantly under the HireRight brand.
Income Tax Receivable Agreement

In connection with the Company’s initial public offering (“IPO”), the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of June 30, 2023 and December 31, 2022, the Company had a total liability of $210.5 million in connection with the projected obligations under the TRA. TRA related liabilities are classified as current or non-current based on the expected date of payment and are included on the Company’s condensed consolidated balance sheets under the captions accrued expenses and other current liabilities and tax receivable agreement liability, long-term portion, respectively. See Note 5 — Accrued Expenses and Other Current Liabilities for further details related to the current portion of the TRA liability.
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
Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023 (“Annual Report”). The December 31, 2022 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP.
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
Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
statements for the year ended December 31, 2022, included in the Annual Report. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the six months ended June 30, 2023.
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
Goodwill
The change in goodwill during the six months ended June 30, 2023 was driven primarily by foreign currency translation, as the U.S. dollar strengthened against the British pound and other currencies.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
3. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Prepaid software licenses, maintenance and insurance	$9,950	$9,237
Other prepaid expenses and current assets	9,228	9,508
Total prepaid expenses and other current assets	$19,178	$18,745

The components of other non-current assets were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Contract implementation assets	$18,505	$17,983
Other non-current assets	2,104	966
Total other non-current assets	$20,609	$18,949
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
The Company’s operating leases were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Right-of-use assets, net (1)	$5,368	$8,423

Current operating lease liabilities (2)	$5,014	$5,509
Operating lease liabilities, long-term (2)	8,265	10,055
Total operating lease liabilities	$13,279	$15,564
(1)Includes impact of accelerated expense on abandoned right-of-use assets related to the global restructuring plan, see Note 19 — Restructuring and Related Charges for additional information.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
(2)Current and long-term operating lease liabilities are recorded in accrued expenses and other current liabilities, and other non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$3,104	$2,697
ROU assets obtained in exchange for operating lease liabilities	$897	$11,150
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	June 30,
	2023	2022
Weighted average remaining lease term (in years)	3.94	4.34
Weighted average discount rate	4.9%	4.6%
5. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued data costs	$36,815	$34,080
Tax receivable agreement liability, current portion	27,039	—
Other	33,066	41,128
Total accrued expenses and other current liabilities	$96,920	$75,208

6. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Wages, benefits and taxes (1)	$18,952	$15,198
Accrued bonus	9,133	15,877
Total accrued salaries and payroll	$28,085	$31,075
(1)Accrued wages, benefits and taxes at June 30, 2023 includes $2.6 million in accrued employee severance and benefits related to the workforce reduction. See Note 19 — Restructuring and Related Charges for additional information.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Debt

The components of debt were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Amended First Lien Term Loan Facility	$695,338	$699,513
Amended Revolving Credit Facility	—	—
Total debt	695,338	699,513
Less: Unamortized original issue discount	(1,190)	(1,464)
Less: Unamortized debt issuance costs	(5,290)	(6,493)
Less: Current portion of long-term debt	(8,350)	(8,350)
Long-term debt, less current portion	$680,508	$683,206

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
The Company is required to make prepayments on the Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three and six months ended June 30, 2023 and 2022, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility based on the Company’s excess cash flow.
The Amended First Lien Term Loan Facility has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“LIBOR Reference Rate”) with a floor of 0.00% or (b) a base rate determined by reference to the highest of (i) the federal funds effective rate plus 0.50% per annum, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“ABR”), in each case, plus the applicable margin of 3.75% for LIBOR loans and 2.75% for ABR loans, and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of June 30, 2023, the Amended First Lien Term Loan Facility accrued interest at one-month LIBOR plus 3.75%, and the Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.
Unlike the Amended Revolving Credit Facility, the interest rates for the Amended First Lien Term Loan Facility are calculated using LIBOR, which is scheduled to become unavailable. The Financial Conduct Authority in the United Kingdom, LIBOR’s regulator, recently required the continued publishing of “synthetic” 1-, 3- and 6-month U.S.-dollar LIBOR for a period of 15 months after June 30, 2023, for use in certain cases to aid in the transition. The credit agreement underlying the Amended First Lien Term Loan Facility contemplates that, if the administrative agent determines that LIBOR is unavailable or is replaced by a new benchmark interest rate to replace LIBOR for syndicated loans, then, the administrative agent and the Borrower may amend the Amended First Lien Term Loan Facility to replace LIBOR with an alternate benchmark rate (“LIBOR Successor Rate”) unless lenders holding more than 50% in value of the loans or commitments under the credit agreement do not accept such amendment. If no LIBOR Successor Rate has been determined, the obligation of lenders to make or maintain LIBOR loans will be suspended (to the extent of the affected LIBOR rate loans or interest periods), and the LIBOR component will no longer be utilized in determining an alternative benchmark rate. Under such circumstances, the Borrower can revoke any pending request for a new borrowing, conversion to, or continuation of LIBOR loans or such loans will be deemed to be ABR loans of the same amount.
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
As of June 30, 2023, the Company had $143.7 million in available borrowing under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.38% on unutilized commitments under the Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of both June 30, 2023 and December 31, 2022, the quarterly fee on unutilized commitments under the Amended Revolving Credit Facility was 0.38%.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Debt Covenants

The Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants under the Amended First Lien Facilities through the three and six months ended June 30, 2023.
The Company is also subject to a springing financial maintenance covenant under the Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of June 30, 2023 and December 31, 2022, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
Other

Amortization of debt discount and debt issuance costs related to the Amended First Lien Term Loan Facility are included in interest expense in the condensed consolidated statements of operations and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Debt discount amortization	$138	$132	$274	$262
Debt issuance costs amortization	604	584	1,203	1,162
Total debt discount and issuance costs	$742	$716	$1,477	$1,424

Interest expense also includes the amortization of debt issuance costs for the Amended Revolving Credit Facility of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million, for the six months ended June 30, 2023 and 2022, respectively. Unamortized debt issuance costs for the Amended Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets.
The weighted average interest rate on outstanding borrowings during the six months ended June 30, 2023 and the year ended December 31, 2022 was 8.6% and 5.5%, respectively.

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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Amended First Lien Term Loan Facility	$694,148	$694,585	$698,049	$673,617
Amended Revolving Credit Facility	—	—	—	—
Total Debt	$694,148	$694,585	$698,049	$673,617

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$—	$—	$—	$1,679
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense	(2,275)	(4,082)	(4,802)	(6,263)
Total reclassification adjustments included in earnings	$(2,275)	$(4,082)	$(4,802)	$(4,584)
The results of derivative activities are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.
10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists primarily of unrealized gains related to the terminated Interest Rate Swap Agreements and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of June 30, 2023 and December 31, 2022 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2022	$8,849	$(13,793)	$(4,944)
Other comprehensive income (loss)	(4,802)	4,732	(70)
Balance at June 30, 2023	$4,047	$(9,061)	$(5,014)

The accumulated net loss in foreign currency translation adjustment primarily reflects the strengthening of the U.S. dollar against the British pound and the Japanese yen.
As of June 30, 2023, the remaining $4.0 million of the accumulated other comprehensive income related to terminated Interest Rate Swap Agreements is expected to be reclassified into earnings as a reduction to interest expense through December 31, 2023.

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
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percent)
Revenues:
United States	$177,266	92.3%	$205,359	92.4%	$338,960	92.2%	$388,736	92.3%
International	14,858	7.7%	16,933	7.6%	28,611	7.8%	32,267	7.7%
Total revenues	$192,124	100.0%	$222,292	100.0%	$367,571	100.0%	$421,003	100.0%

The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	June 30, 2023	December 31, 2022
	(in thousands)
Long-lived assets:
United States	$7,334	$10,811
International	6,244	6,657
Total long-lived assets	$13,578	$17,468

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
On December 31, 2022 and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in a privately held company for a total purchase price of approximately $26.5 million. See Note 20 — Subsequent Events for additional information.
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
Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues:
Service revenues	$137,176	$158,425	$260,872	$299,928
Surcharge revenues	54,948	63,867	106,699	121,075
Total revenues	$192,124	$222,292	$367,571	$421,003

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs, net of accumulated amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and amortization expense is recorded in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively. See Note 3 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.
15. Income Taxes

Income tax expense (benefit) and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$4,869	$24,876	$(8,986)	$37,258
Income tax expense (benefit)	2,357	430	(3,587)	1,248
Effective tax rate	48.4%	1.7%	39.9%	3.3%

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The effective tax rate for the three and six months ended June 30, 2023, differs from the federal statutory rate of 21% primarily due to state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations partially offset by the recognition of stranded deferred taxes in other accumulated comprehensive loss. The effective tax rate for the three and six months ended June 30, 2022 differs from the federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations.
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
The Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. There is no change in assessment as of June 30, 2023.
On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. Among other things, the Act imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. During the six months ended June 30, 2023, the Company recorded $0.8 million of excise tax related to share repurchases, which are recorded in Treasury stock on the Company’s condensed consolidated balance sheets. The Company does not currently expect the Inflation Reduction Act to have a material impact on the condensed consolidated financial statements.

16. Stock-Based Compensation
Equity Incentive Plans
The Company issues stock-based compensation awards under the 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), and prior to the IPO the Company issued stock-based compensation under the HireRight GIS Group Holdings LLC Equity Incentive Plan (“Equity Plan”). At June 30, 2023, the total number of shares authorized for issuance under the Omnibus Incentive Plan was 14.2 million shares and 7.3 million shares remain available for issuance.
Stock-Based Compensation Expense
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Selling, general and administrative	$4,972	$4,367	$8,153	$6,994
Cost of services (exclusive of depreciation and amortization)	271	144	918	311
Total stock-based compensation expense	$5,243	$4,511	$9,071	$7,305

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options under the Equity Plan
For stock options issued under the Equity Plan that were outstanding and unvested as of June 30, 2023, the Company expects to recognize future compensation expense of $3.2 million over a weighted average remaining vesting period of 1.6 years.
Awards under the Omnibus Incentive Plan
The Company granted 46,081 options during the six months ended June 30, 2023 under the Omnibus Incentive Plan, with a weighted average grant date fair value of $3.96 calculated using the Black-Scholes option valuation model. For options under the Omnibus Incentive Plan outstanding and unvested as of June 30, 2023, the Company expects to recognize future compensation expense of $6.1 million over a weighted average remaining vesting period of 2.4 years.
The Company granted 3,378,508 restricted stock units (“RSU”), including the performance RSUs discussed below, with a weighted average grant date fair value of $9.11 per share during the six months ended June 30, 2023 under the Omnibus Incentive Plan. For RSUs outstanding and unvested as of June 30, 2023, the Company expects to recognize future compensation expense of $38.4 million over a weighted average remaining vesting period of 2.6 years.
On March 20, 2023, the Company approved a grant of a total of 2,561,275 performance RSUs. A total of 1,116,323 of these performance RSUs had a grant-date fair value of $5.67 per unit based on a Monte Carlo valuation model and may vest upon the achievement of a market condition related to total shareholder return, achievement of stock price targets of the Company's common stock, and are subject to continued service. The expected stock-based compensation expense for the market condition performance RSUs is $6.3 million and is expected to be recognized over the period from grant date through March 2026. The remaining portion, 1,444,952 units, of these performance RSUs granted on March 20, 2023, had a grant date fair value of $10.90 per unit and may vest upon the achievement of AEBITDA performance targets and are subject to continued service. The total expected stock-based compensation expense for the AEBITDA performance RSUs is $15.8 million and is expected to be recognized over the period from grant date through March 2026.
17. Stockholders' Equity

Repurchase of Common Stock
On November 14, 2022, the Company announced that its Board of Directors authorized a $100.0 million share repurchase program that was completed on June 21, 2023 (the “Initial Program”). Pursuant to the Initial Program, the Company repurchased a total of 9.3 million shares of the Company’s common stock at an average price paid of $10.79 per share, including commissions paid and excise taxes.
On June 22, 2023, the Company announced that its Board of Directors authorized an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock, par value $0.001 (the "2023 Program"). Through June 30, 2023, the Company repurchased 0.2 million shares of Common stock under the 2023 Program for $2.1 million, including commissions paid and excise taxes, at an average price paid of $11.29 per share. As of June 30, 2023, approximately $22.9 million remained available for future purchases under the 2023 Program.
The repurchased shares under both the Initial program and the 2023 Program are recorded as “Treasury stock” on the Company's condensed consolidated balance sheets.
The Initial Program authorized, and the 2023 Program authorizes, repurchases in the open market in accordance with the requirements of Rule 10b-18, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. The Initial Program did not obligate the Company to acquire

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The 2023 Program has the same characteristics.
18. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of outstanding shares during the period.
The weighted average outstanding shares may include potentially dilutive equity awards. Diluted net income (loss) per share includes the effects of potentially dilutive equity awards, which include stock options, restricted stock units, and other potentially dilutive equity awards outstanding during the year. For the three and six months ended June 30, 2023, there were 5,691,271, and 9,089,946 potentially dilutive equity awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect. For the three and six months ended June 30, 2022, there were 7,266,364 and 6,883,842 potentially dilutive awards, which were excluded from the calculation of diluted EPS because including them would have had an anti-dilutive effect.
Basic and diluted EPS for the three and six months ended June 30, 2023 and 2022 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$2,512	$24,446	$(5,399)	$36,010
Denominator:
Weighted average shares outstanding - basic	73,090,366	79,405,872	75,108,902	79,399,440
Effect of dilutive equity awards	901,783	72,222	—	43,733
Weighted average shares outstanding - diluted	73,992,149	79,478,094	75,108,902	79,443,173

Net income (loss) per share:
Basic	$0.03	$0.31	$(0.07)	$0.45
Diluted	$0.03	$0.31	$(0.07)	$0.45

19. Restructuring and Related Charges

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
During the three and six months ended June 30, 2023, the Company recognized restructuring charges of $4.9 million and $10.7 million respectively, primarily for employee severance and benefits in connection with the workforce reduction, accelerated expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees of $3.2 million and $7.3 million during the three and six months ended June 30, 2023, respectively, for consulting costs related to the execution of the Company’s global restructuring plan. All charges were recorded as selling, general and administrative expenses and cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of operations.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company expects to recognize additional restructuring charges in 2023 and early 2024 of $15.0 million to $18.0 million, primarily for severance and benefits, professional service fees, and transition costs. The Company is continuing to evaluate operating costs and outsourcing opportunities and the expected charges related to our global restructuring plan may be greater than expected, including charges for additional severance and professional service fees.
The components of the restructuring charges (including professional service fees) are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023
	(in thousands)
Severance and benefits (1)	$3,441	$7,827
Accelerated expense on abandoned right-of-use assets (2)	728	2,210
Professional fees (3)	3,249	7,255
Other (4)	697	697
Total restructuring charges	$8,115	$17,989
(1)Charges of $1.5 million and $3.2 million recorded in cost of services (exclusive of depreciation and amortization) for the three and six months ended June 30, 2023. Charges of $1.9 million and $4.6 million recorded in selling, general and administrative expenses for the three and six months ended June 30, 2023.
(2)Charges for accelerated expense and additional costs associated with abandoned right-of-use assets recorded in selling, general and administrative expenses.
(3)Professional service fees consist of consulting costs related to the execution of the Company’s global restructuring plan to improve the Company’s cost structure, operating efficiency, and redesign and right size the organization. These charges are recorded in selling, general and administrative expenses.
(4)Other charges recorded in selling, general and administrative expenses.
The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued salaries and payroll and accrued expenses and other current liabilities on the condensed consolidated balance sheets:

June 30, 2023
(in thousands)
Balance at December 31, 2022	$—
Charges incurred (1)	15,779
Payments	(10,484)
Balance at June 30, 2023	$5,295
(1)Includes $7.8 million in charges for employee severance and benefits related to the workforce reduction, $2.6 million of which remains unpaid as of June 30, 2023.
20. Subsequent Events

On December 31, 2022, and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in Digital Technology Identity Services, LLC, a privately held company, for a total purchase price of approximately $26.5 million, subject to purchase price adjustments including for working capital, indebtedness, and a one-year $2.3 million cash holdback. The purchase was completed on July 3, 2023 and was funded with available cash. The fair value of identifiable net assets acquired is currently being assessed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements for the fiscal year ended December 31, 2022, as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023 (“Annual Report”). The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described immediately below.
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
Factors that could affect the outcome of the forward-looking statements include, among other things, our vulnerability to adverse economic conditions, including without limitation inflation and recession, which could increase our costs and suppress labor market activity and our revenue; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws, emerging restrictions on background reporting due to alleged discriminatory impacts and adverse social consequences, and other evolving regulations and cross-border data transfer restrictions may increase our costs, limit the use or value of our services and adversely affect our business; our ability to maintain our professional reputation and brand name; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report, in particular the sections of that document entitled "Risk Factors," "Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary," and "Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Business Overview

HireRight Holdings Corporation (“HireRight” or the “Company”) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 37,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2022, we screened over 24 million job applicants, employees and contractors for our customers and processed over 107 million screens.
Factors Affecting Our Results of Operations

Economic Conditions
Our business is impacted by the overall economic environment and total employment and hiring. The rapidly changing dynamics of the global workforce are increasing complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. We have benefited from key demand drivers, which increase the need for more flexible, comprehensive screening and hiring solutions in the current environment. Our customers are a diverse set of organizations, from large-scale multinational businesses to small and medium businesses across a broad range of industries, including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience.
While we have benefited in the past from the changing dynamics of the labor market, including strength in hiring as the economy recovered from the effects of the COVID pandemic, our business has been adversely affected by recent and continuing uncertainty around near-term macroeconomic conditions. This uncertainty stems from elevated inflation, declining customer confidence, volatile energy prices, rising interest rates, geopolitical concerns, supply chain disruptions and labor shortages. Each of these drivers has its own adverse impact and the near-term outlook for our business remains uncertain, with order volumes and revenue anticipated to fall below 2022 levels. In 2022, the annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index, and while it has recently been falling by some measures, inflation remains elevated. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. A sustained recession would have an adverse impact on the global hiring market and therefore the demand for our services. Slowing demand for our services will adversely affect our future results. Additionally, rising interest rates will lead directly to higher interest expense. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information on the impact of interest rates and inflation on our business. Although the majority of our cost of services is variable in nature and will move in tandem with revenue increases or decreases, there can be no assurance that we can reduce our cost of services in proportion to changes in revenue.
2023 Developments
On July 3, 2023, the Company completed the acquisition of 60% of the equity interests of Digital Trusted Identity Services, LLC (“DTIS”), an FBI-approved channeler (which submits fingerprints to the FBI and receives FBI criminal history record information) specializing in collecting and processing biometric and biographical data.
On November 14, 2022, the Company announced and implemented a $100.0 million share repurchase program that was completed on June 21, 2023 (the “Initial Program”). Pursuant to the Initial Program, the Company

repurchased a total of 9.3 million shares of the Company’s common stock at an average price paid of $10.79 per share.
On June 22, 2023, the Company announced and implemented an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock, par value $0.001 (the "2023 Program"). Through June 30, 2023, the Company repurchased 0.2 million shares of Common stock under the 2023 Program for $2.1 million, including commissions paid and excise taxes, at an average price paid of $11.29 per share. As of June 30, 2023, approximately $22.9 million remained available for future purchases under the 2023 Program. Repurchases under the 2023 Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the 2023 Program following its termination.
The repurchased shares under both the Initial program and the 2023 Program are recorded as “Treasury stock” on the Company's condensed consolidated balance sheets.
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability in response to ongoing uncertain macroeconomic conditions. The plan, which involves a reduction in force, offshoring of certain functions, and other measures designed to reduce cost and compensate for reduced order volumes, was initiated in the first quarter of 2023 and is expected to continue throughout 2023 and early 2024 as the Company implements existing plans and evaluates further opportunities. During the three and six months ended June 30, 2023, the Company recognized restructuring charges of $4.9 million and $10.7 million, respectively, primarily for employee severance and benefits in connection with the workforce reduction, accelerated rent expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees during the three and six months ended June 30, 2023, of $3.2 million and $7.3 million, respectively, for consulting costs related to the execution of the Company’s global restructuring plan.
The Company expects to recognize additional restructuring charges in 2023 and early 2024 of $15.0 million to $18.0 million, primarily for severance and benefits, professional service fees, and transition costs. Once completed we estimate annualized gross savings of approximately $50.0 million under the global restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the global restructuring plan, and the expected charges may be greater than expected, including charges for additional severance and professional service fees.
Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and related compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 25% and 26% of revenues for the three and six months ended June 30, 2023, respectively, and 29% of revenues for each of the three and six months ended June 30, 2022 were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail and not-for-profit. None of the Company’s customers individually accounted for greater than 3% of revenues for each of the three and six months ended June 30, 2023, and 2022, respectively. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues. Revenues from these customers for the three and six months ended June 30, 2023, decreased 16% from the prior year periods, led by reductions in order volumes from technology companies.
Expenses
Cost of services (excluding depreciation and amortization) consists of data acquisition costs, medical laboratory and collection fees, personnel-related costs for operations, customer service and customer onboarding functions, as well as other direct costs incurred to fulfill our services. Approximately 80% of cost of services is variable in nature.
Selling, general and administrative expenses consist of personnel-related costs for sales, technology, administrative and corporate management functions in addition to costs for third-party technology, professional and consulting services, advertising, and facilities expenses. Selling, general and administrative expenses also include amortization of capitalized cloud computing software costs.
Depreciation and amortization expenses consist of depreciation of property and equipment, as well as amortization of purchased and developed software and other intangible assets.
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, foreign exchange gains and losses, as well as other expenses. On our condensed consolidated statements of operations, interest expense is netted with interest income, which is derived primarily from cash and cash equivalent balances held in interest-bearing accounts. The majority of our receivables and payables are denominated in U.S. dollars, but we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Therefore, increases or decreases in the value of the U.S. dollar against these currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenues in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not generally deemed material to our financial performance.
Income tax expense (benefit) consists of international, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.
Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2023 and 2022

The following tables present operating results for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022
	(in thousands, except percent of revenues)
Revenues	$192,124	100.0%	$222,292	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	98,576	51.3%	119,990	54.0%
Selling, general and administrative	56,128	29.2%	54,387	24.5%
Depreciation and amortization	18,766	9.8%	18,049	8.1%
Total expenses	173,470	90.3%	192,426	86.6%
Operating income	18,654	9.7%	29,866	13.4%

Other expenses
Interest expense, net	13,543	7.0%	4,957	2.2%
Other expense, net	242	0.1%	33	—%
Total other expenses	13,785	7.2%	4,990	2.2%
Income before income taxes	4,869	2.5%	24,876	11.2%
Income tax expense	2,357	1.2%	430	0.2%
Net income	$2,512	1.3%	$24,446	11.0%

	Six Months Ended June 30,
	2023		2022
	(in thousands, except percent of revenues)
Revenues	$367,571	100.0%	$421,003	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	197,027	53.6%	232,393	55.2%
Selling, general and administrative	115,854	31.5%	102,654	24.4%
Depreciation and amortization	37,183	10.1%	36,110	8.6%
Total expenses	350,064	95.2%	371,157	88.2%
Operating income	17,507	4.8%	49,846	11.8%

Other expenses
Interest expense, net	25,945	7.1%	12,514	3.0%
Other expense, net	548	0.1%	74	—%
Total other expenses	26,493	7.2%	12,588	3.0%
Income (loss) before income taxes	(8,986)	(2.4)%	37,258	8.8%
Income tax expense (benefit)	(3,587)	(1.0)%	1,248	0.3%
Net income (loss)	$(5,399)	(1.5)%	$36,010	8.6%

Revenues
Revenues for the three months ended June 30, 2023 decreased to $192.1 million, a decrease of $30.2 million, or 13.6%, from the prior year period, primarily driven by lower order volume from existing customers. Of the total

$30.2 million decrease, $19.2 million was related to volume reductions associated with our technology and services verticals, as both have recently undertaken efforts to rightsize their workforce in response to macroeconomic pressures. Revenues from our remaining customer groups represented a net decrease of $11.0 million due to lower volumes.
From a geographical perspective, revenues from international regions decreased by $2.1 million, or 12.3%, and revenues from the United States decreased by $28.1 million, or 13.7%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Declining revenues from our technology and services verticals were particularly noted in our APAC and India regions.
Revenues for the six months ended June 30, 2023 decreased to $367.6 million, a decreased of $53.4 million, or 12.7%, from the prior year period. Of the total $53.4 million decrease, $37.9 million was related to volume reductions associated with our technology and services verticals, for the same reasons noted above. Revenues from our remaining customer groups represented a net decrease of $15.5 million due to lower volumes. Revenues from international and United States regions decreased by $3.7 million, or 11.3%, and by $49.8 million, or 12.8%, respectively, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The strengthening of the U.S. dollar against the British pound and other currencies in the six months ended June 30, 2023, compared to the same period in 2022 had an unfavorable impact on revenues from international regions. On a constant currency basis, international revenues would have been $1.5 million higher than actual revenues for the six months ended June 30, 2023.
Cost of Services (exclusive of depreciation and amortization)
Cost of services for the three months ended June 30, 2023 decreased to $98.6 million, a decrease of $21.4 million, or 17.8%, from the prior year period, primarily due to lower order volumes, decreased use of contract labor, decreased data costs, and lower average labor costs per background screen. Cost of services as a percent of revenues decreased to 51.3% for the three months ended June 30, 2023, compared to 54.0% for the three months ended June 30, 2022, primarily driven by lower average labor costs per background screen as a result of process improvements associated with our technology initiatives, increased usage of offshore labor as well as lower cost of our contract labor.
Cost of services for the six months ended June 30, 2023 decreased to $197.0 million, a decrease of $35.4 million, or 15.2%, from the prior year period, primarily due to lower order volumes, decreased data costs, lower contract labor costs, and lower average labor costs per background screen. For the same reasons noted in the preceding paragraph, cost of services as a percent of revenues decreased to 53.6% for the six months ended June 30, 2023, compared to 55.2% for the six months ended June 30, 2022.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2023 increased $1.7 million to $56.1 million, or 3.2%, compared to the prior year period primarily due to an increase in professional service fees related to our technology initiatives as well as our global restructuring plan of $2.8 million, an increase in technology maintenance and telecom costs of $1.6 million and an increase in personnel related expenses of $0.3 million primarily attributable to employee severance and employee benefits related to our global restructuring plan. Excluding severance and stock compensation expense, personnel related expenses would have declined by $1.1 million. The increases in SG&A expenses were partially offset by decreases in bad debt expense of $1.1 million in addition to reductions in insurance and audit expenses, advertising costs, and various other costs. SG&A as a percent of revenues for the three months ended June 30, 2023 increased to 29.2% from 24.5% for the three months ended June 30, 2022, primarily due to the impact of lower revenues and expenses related to the global restructuring plan.
SG&A expenses for the six months ended June 30, 2023 increased $13.2 million to $115.9 million, or 12.9%, compared to the prior year period primarily due to an increase in professional service fees, for the same reasons noted above, of $7.4 million, an increase in technology maintenance and telecom costs of $4.5 million and an increase in personnel related expenses of $4.9 million primarily attributable to employee severance and employee benefits related to our global restructuring plan. Excluding severance and stock compensation expense, personnel related expenses would have increased by $0.7 million. The increases in SG&A expenses were partially offset by decreases in bad debt expense of $1.9 million in addition to reductions in facility related costs, insurance and audit expenses, and various other costs. SG&A as a percent of revenues for the six months ended June 30, 2023 increased to 31.5% from 24.4% for the six months ended June 30, 2022, primarily due to the impact of lower revenues and expenses related to the global restructuring plan.
Interest Expense, net
Interest expense, net for the three and six months ended June 30, 2023, increased $8.6 million, or 173.2%, to $13.5 million and increased $13.4 million, or 107.3% to $25.9 million, respectively, compared to the comparable prior year periods. The increases in interest expense were primarily due to rising interest rates on our variable rate term loan facility which increased interest expense by $7.5 million and $15.5 million, in the three and six months ended June 30, 2023, respectively, compared to the comparable prior year periods. Additionally, reclassifications from accumulated other comprehensive loss on the condensed consolidated balance sheet of unrealized gains related to our terminated interest rate swap agreements, which reduced interest expense, decreased $1.8 million and $1.5 million during the three and six months ended June 30, 2023, respectively, compared to the comparable prior year periods. Reclassifications of unrealized gains related to our terminated interest rate swap agreements are expected to reduce interest expense by an additional $4.0 million for the remainder of 2023. The increase in interest expense was partially offset by increases in interest income earned from interest bearing cash and cash equivalent accounts for the three and six months ended June 30, 2023, of $0.8 million and $1.7 million, respectively, over the comparable prior year periods.
Income Tax Expense (Benefit)
The effective tax rate for the three months ended June 30, 2023, was 48.4% compared to 1.7% for the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023, was 39.9% compared to 3.3% for the six months ended June 30, 2022. The effective tax rate for the three and six months ended June 30, 2023, compared to the prior year periods, changed primarily due to the release of our federal and state valuation allowances during the three months ended September 30, 2022.
The effective tax rate for the three and six months ended June 30, 2023, differs from the federal statutory rate of 21% primarily due to state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations partially offset by the recognition of stranded deferred taxes in other accumulated comprehensive loss. The effective tax rate for the three and six months ended June 30, 2022, differs from the federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percents)
Net income (loss)	$2,512	$24,446	$(5,399)	$36,010
Income tax expense (benefit)	2,357	430	(3,587)	1,248
Interest expense, net	13,543	4,957	25,945	12,514
Depreciation and amortization	18,766	18,049	37,183	36,110
EBITDA	37,178	47,882	54,142	85,882
Stock-based compensation	5,243	4,511	9,071	7,305
Realized and unrealized gain (loss) on foreign exchange	242	64	549	(15)
Restructuring charges (1)	8,115	—	17,989	—
Amortization of cloud computing software costs (2)	1,714	315	3,285	466
Other items (3)	205	903	702	1,763
Adjusted EBITDA	$52,697	$53,675	$85,738	$95,401
Net income (loss) margin (4)	1.3%	11.0%	(1.5)%	8.6%
Adjusted EBITDA margin	27.4%	24.1%	23.3%	22.7%

(1)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $3.4 million and $7.8 million of severance and benefits related to impacted employees during the three and six months ended June 30, 2023, respectively, (ii) $3.2 million and $7.2 million of professional service fees related to the execution of our cost savings initiatives during the three and six months ended June 30, 2023, respectively, (iii) $0.8 million and $2.2 million related to the abandonment of certain of our leased facilities during the three and six months ended June 30, 2023, respectively, and (iv) $0.7 million related to the replacement of certain internal technology systems during both the three and six months ended June 30, 2023.
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
(3)Other items for the three and six months ended June 30, 2023 consist primarily of professional services fees not related to core operations. Other items for the three and six months ended June 30, 2022 include (i) costs of $0.4 million and $1.3 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system during the three and six months ended June 30, 2022, respectively, (ii) $0.6 million of severance costs during both the three and six months ended June 30, 2022, and (iii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the six months ended June 30, 2022, partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the six months ended June 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business.
(4)Net income (loss) margin represents net income (loss) divided by revenues for the period.
Adjusted Net Income and Adjusted Diluted Earnings Per Share

In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations, to which we apply a blended statutory tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by the weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.
The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$2,512	$24,446	$(5,399)	$36,010
Income tax (benefit) expense	2,357	430	(3,587)	1,248
Income (loss) before income taxes	4,869	24,876	(8,986)	37,258
Amortization of acquired intangible assets	15,484	15,477	30,878	30,982
Interest expense swap adjustments (1)	(2,275)	(4,082)	(4,802)	(6,263)
Interest expense discounts (2)	810	938	1,613	1,759
Stock-based compensation	5,243	4,511	9,071	7,305
Realized and unrealized gain (loss) on foreign exchange	242	64	549	(15)
Restructuring charges (3)	8,115	—	17,989	—
Amortization of cloud computing software costs (4)	1,714	315	3,285	466
Other items (5)	205	903	702	1,763
Adjusted income before income taxes	34,407	43,002	50,299	73,255
Adjusted income taxes (6)	8,946	11,181	13,078	19,046
Adjusted Net Income	$25,461	$31,821	$37,221	$54,209

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Diluted net income (loss) per share	$0.03	$0.31	$(0.07)	$0.45
Income tax (benefit) expense	0.03	0.01	(0.05)	0.02
Amortization of acquired intangible assets	0.21	0.19	0.41	0.39
Interest expense swap adjustments (1)	(0.03)	(0.05)	(0.06)	(0.08)
Interest expense discounts (2)	0.01	0.01	0.02	0.02
Stock-based compensation	0.07	0.06	0.12	0.09
Realized and unrealized gain (loss) on foreign exchange	—	—	0.01	—
Restructuring charges (3)	0.11	—	0.24	—
Amortization of cloud computing software costs (4)	0.03	—	0.04	0.01
Other items (5)	—	0.01	0.01	0.02
Adjusted income taxes (6)	(0.12)	(0.14)	(0.17)	(0.24)
Adjusted Diluted Earnings Per Share	$0.34	$0.40	$0.50	$0.68

Weighted average number of shares outstanding - diluted	73,992,149	79,478,094	75,108,902	79,443,173

(1)Interest expense swap adjustments consist of amortization of unrealized gains on our terminated interest rate swap agreements, which will be recognized through December 2023 as a reduction in interest expense.
(2)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(3)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $3.4 million and $7.8 million of severance and benefits related to impacted employees during the three and six months ended June 30, 2023, respectively, (ii) $3.2 million and $7.2 million of professional service fees related to the execution of our cost savings initiatives during the three and six months ended June 30, 2023, respectively, (iii) $0.8 million and $2.2 million related to the abandonment of certain of our leased facilities during the three and six months ended June 30, 2023, respectively, and (iv) $0.7 million related to the replacement of certain internal technology systems during both the three and six months ended June 30, 2023.
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
(5)Other items for the three and six months ended June 30, 2023 consist primarily of professional services fees not related to core operations. Other items for the three and six months ended June 30, 2022 include (i) costs of $0.4 million and $1.3 million associated with the implementation of a company-wide ERP system during the three and six months ended June 30, 2022, respectively, (ii) $0.6 million of severance costs during both the three and six months ended June 30, 2022, and (iii) $0.3 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the six months ended June 30, 2022, partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the six months ended June 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business.
(6)Adjusted income taxes are based on the tax laws in the jurisdictions in which the Company operates and exclude the impact of net operating losses and valuation allowances to calculate a non-GAAP blended statutory rate of 26% for the three and six months ended June 30, 2023 and 2022. Adjusted income taxes for the three and six months ended June 30, 2022 have been updated to conform to the current year methodology.

Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs and other tax attributes, for which the Company recognized an estimated total liability of $210.5 million, including a current portion of $27.0 million, as of June 30, 2023. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Unrestricted cash and cash equivalents as of June 30, 2023 was $77.5 million. As of June 30, 2023, cash held in foreign jurisdictions was approximately $19.8 million and is primarily related to international operations.
Debt
The Company currently has two long-term debt arrangements:
•The Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a LIBOR variable rate (5.19% at June 30, 2023) + 3.75%, maturing on July 12, 2025. Total principal outstanding balance on our debt was $695.3 million as of June 30, 2023 and $699.5 million as of December 31, 2022. For further information related to LIBOR, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
•The Amended Revolver Credit Facility, a first lien senior secured revolving credit facility in an aggregate principal amount of up to $145.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a Secured Overnight Financing Rate (“SOFR”) variable rate (5.07% at June 30, 2023) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Term Loan Facility. The Company had $143.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of June 30, 2023.
The Amended First Lien Term Loan Facility includes a springing financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was not subject to this covenant as of June 30, 2023, as outstanding loans and letters of credit under the Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
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
Operating Commitments

As of June 30, 2023, the Company had purchase obligations to various parties of approximately $33.2 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2025, and approximately $32.6 million of the total is expected to be paid within one year.
On December 31, 2022 and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in a privately held company for a total purchase price of approximately $26.5 million, subject to purchase price adjustments including for working capital, indebtedness, and a one-year $2.3 million cash holdback. The purchase was completed on July 3, 2023 and was funded with available cash.
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
Cash Flow Analysis
The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$12,572	$35,866
Net cash used in investing activities	(9,363)	(8,180)
Net cash used in financing activities	(89,393)	(22,962)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(86,184)	$4,724
Operating Activities

Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $12.6 million for the six months ended June 30, 2023 compared to $35.9 million for the six months ended June 30, 2022. The decrease in cash provided by operating activities was due primarily to net loss of $5.4 million for the current period compared to net income of

$36.0 million for the prior year period, partly offset by lower use of cash for working capital in the current period compared to the prior year period.
Investing Activities
Cash used in investing activities was $9.4 million during the six months ended June 30, 2023, compared to $8.2 million during the six months ended June 30, 2022. The increase was due primarily to an increase in other investing of $2.0 million compared to the prior period, partly offset by a decrease of purchases of property and equipment.
Financing Activities
Cash used in financing activities was $89.4 million for the six months ended June 30, 2023 compared to $23.0 million during the six months ended June 30, 2022. The increase was due primarily to the $85.8 million of cash used for repurchases of our common stock made under the share repurchase programs during the six months ended June 30, 2023, partly offset by $18.4 million payment for termination of interest rate swap agreements during the prior year period. Mandatory repayments on our debt facilities were $4.2 million in each of the six months ended June 30, 2023 and 2022.
Share Repurchase Program
On November 14, 2022, the Company announced and implemented the Initial Program. Pursuant to the Initial Program, the Company repurchased a total of 9.3 million shares of the Company’s common stock at an average price paid of $10.79 per share.
On June 22, 2023, the Company announced and implemented the 2023 Program. The 2023 Program authorizes the Company to repurchase up to an additional $25.0 million of the Company’s common stock, par value $0.001. Under the 2023 Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions and other general business considerations. The 2023 Program may be modified, suspended, or terminated at any time.
Through June 30, 2023, the Company repurchased 0.2 million shares of Common stock under the 2023 Program for $2.1 million, including commissions paid and excise taxes, at an average price paid of $11.29 per share. As of June 30, 2023, approximately $22.9 million remained available for future purchases under the 2023 Program. Repurchases under the 2023 Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the 2023 Program following its termination.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recently Issued Accounting Pronouncements
See “Part I, Item 1. Financial Statements (unaudited) - Note 2 — Recently Issued Accounting Pronouncements” of this Quarterly Report on Form 10-Q for further information on recently adopted accounting pronouncements and those not yet adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk to our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily due to potential interest rate risk, potential foreign exchange risk and potential increases in inflation. We do not hold financial instruments for trading purposes.

Interest Rate Risk
We are exposed to changes in interest rates as a result of the outstanding balance under the Amended First Lien Term Loan Facility, as well as any borrowings under the Amended Revolving Credit Facility. Primary exposures include increases in LIBOR and SOFR, which increase the interest rate we pay on the outstanding principal balance of our debt. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Any increases in our outstanding indebtedness will amplify the effects of increased interest rates. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.
As of June 30, 2023, the outstanding principal balance of $695.3 million on the Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.0 million.
The last publication date of LIBOR rates against various currencies by the Financial Conduct Authority in the United Kingdom was December 31, 2021, with the publication of certain United States dollar rates being phased out after June 30, 2023. The Financial Conduct Authority recently required the continued publishing of “synthetic” 1-, 3- and 6-month U.S.-dollar LIBOR for a period of 15 months after June 30, 2023, for use in certain cases to aid in the transition. We have negotiated terms in consideration of this discontinuation and do not expect that the discontinuation of the LIBOR rate, including any legal or regulatory changes made in response to its future phase out, will have a material impact on our liquidity or results of operations.
Foreign Exchange Risk
The majority of our revenue is denominated in U.S. dollars; however, we do earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies will affect our statements of operations and the value of balance sheet items denominated in foreign currencies. We generally do not mitigate the risks associated with fluctuating exchange rates because we typically incur expenses and generate revenue in these currencies and the cumulative impact of these foreign exchange fluctuations are not deemed material to our financial performance.
Inflation Risk
Recent growth in inflation has increased and may continue to increase our operating costs. In response to inflation, the Federal Reserve has been raising interest rates and has indicated that it will continue to monitor economic data and foresees possible interest rate increases throughout the year. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense. We also expect our labor costs to continue to increase due to the growing competition for labor and the effect of inflation on wage rates. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Current macroeconomic conditions are volatile and the near-term macroeconomic outlook is uncertain due to high inflation, rising interest rates, geopolitical concerns, supply chain disruptions and labor disruptions. These factors have led to reduction in our order volumes, and consequently we expect 2023 revenue below 2022 levels. We do not know how long these conditions will persist.
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
In response to high inflation, the Federal Reserve has been raising interest rates and has not indicated when interest rate increases will be paused or reversed. Higher interest rates increase our interest expense on variable-rate borrowings under our credit facilities. Further, interest rate hikes or other factors could lead to recessionary conditions, which could adversely affect the global hiring market and therefore the demand for our services.
Customers have been reacting to these uncertainties by reducing hiring, which in turn causes uncertainty in our revenue outlook.
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
The following table summarizes the Company’s share repurchase program during the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in millions)
April 1 — April 30, 2023	1,832,000	$10.62	1,832,000	$38.2
May 1 — May 31, 2023	2,323,100	10.29	2,323,100	14.3
June 1 — June 30, 2023	1,577,700	10.90	1,577,700	22.1
Total	5,732,800	$10.56	5,732,800	$22.1

(1)On November 14, 2022, the Company announced and implemented a $100.0 million share repurchase program that was completed on June 21, 2023 (the “Initial Program”). Pursuant to the Initial Program, the Company repurchased a total of 9,340,029 shares of the Company’s common stock at an average price paid of $10.79 per share. On June 22, 2023, the Company announced and implemented an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock, par value $0.001 (the "2023 Program"). The Initial Program authorized, and the 2023 Program authorizes, repurchases in the open market in accordance with the requirements of Rule 10b-18, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. The Initial Program did not obligate the Company to acquire any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The 2023 Program has the same characteristics. All of the repurchases shown in the table were purchased as part of the Initial Program or 2023 Program, both of which were publicly announced and were structured to satisfy the conditions of Rule 10b-18. The table above shows repurchases under the Initial Program during April and May, 2023, and for June 2023 shows purchases of 1,393,700 shares under the Initial Program through June 21, 2023 and 184,000 shares under the 2023 Program for the balance of June. The fourth column in the table indicates the authorized dollar value remaining under the Initial Program at the end of April and May, and under the 2023 Program at the end of June.

Item 5. Other Information
Insider trading arrangements and policies
During the quarter ended June 30, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
Date: August 8, 2023

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)