Form 10-Q
period 2023-09-30
HireRight Holdings Corp
filed 2023-11-08
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The registrant had outstanding 67,644,747 shares of common stock as of October 31, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except share, and per share data)
Assets
Current assets
Cash and cash equivalents	$103,218	$162,092
Restricted cash	—	1,310
Accounts receivable, net of allowance for credit losses of $5,421 and $5,812 at September 30, 2023 and December 31, 2022, respectively	139,557	136,656
Prepaid expenses and other current assets	26,118	18,745
Total current assets	268,893	318,803
Property and equipment, net	7,190	9,045
Right-of-use assets, net	6,352	8,423
Intangible assets, net	312,542	331,598
Goodwill	833,264	809,463
Cloud computing software, net	37,736	35,230
Deferred tax assets	74,110	74,236
Other non-current assets	20,975	18,949
Total assets	$1,561,062	$1,605,747
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,740	$11,571
Accrued expenses and other current liabilities	102,189	75,208
Accrued salaries and payroll	30,801	31,075
Debt, current portion	7,500	8,350
Total current liabilities	152,230	126,204
Debt, long-term portion	726,338	683,206
Tax receivable agreement liability, long-term portion	183,504	210,543
Deferred taxes liabilities	11,269	5,748
Other non-current liabilities	10,844	11,728
Total liabilities	1,084,185	1,037,429
Commitments and contingent liabilities (Note 14)
Stockholders' equity
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 79,884,225 and 79,660,397 shares issued, and 68,138,638 and 78,131,568 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	80	80
Additional paid-in capital	820,090	805,799
Treasury stock, at cost; 11,745,587 and 1,528,829 shares repurchased at September 30, 2023 and December 31, 2022, respectively	(126,742)	(16,827)
Accumulated deficit	(222,844)	(215,790)
Accumulated other comprehensive loss	(11,420)	(4,944)
Total HireRight Holdings Corporation stockholders' equity	459,164	568,318
Noncontrolling interest	17,713	—
Total stockholders’ equity	476,877	568,318
Total liabilities and stockholders’ equity	$1,561,062	$1,605,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share, and per share data)
Revenues	$188,262	$210,303	$555,833	$631,306

Expenses
Cost of services (exclusive of depreciation and amortization below)	94,422	110,848	291,449	343,241
Selling, general and administrative	48,588	49,378	164,442	152,032
Depreciation and amortization	19,063	17,946	56,246	54,056
Total expenses	162,073	178,172	512,137	549,329
Operating income	26,189	32,131	43,696	81,977

Other expenses
Interest expense, net	22,447	8,457	48,392	20,971
Other expense, net	881	89	1,429	163
Total other expenses	23,328	8,546	49,821	21,134
Income (loss) before income taxes	2,861	23,585	(6,125)	60,843
Income tax expense (benefit)	4,450	(69,704)	863	(68,456)
Net income (loss)	$(1,589)	$93,289	$(6,988)	$129,299
Less: Net income attributable to noncontrolling interest (1)	66	—	66	—
Net income (loss) attributable to HireRight Holdings Corporation	$(1,655)	$93,289	$(7,054)	$129,299

Net income (loss) per share attributable to HireRight Holdings Corporation:
Basic	$(0.02)	$1.17	$(0.10)	$1.63
Diluted	$(0.02)	$1.17	$(0.10)	$1.63
Weighted average shares outstanding:
Basic	69,090,882	79,459,633	73,080,851	79,419,725
Diluted	69,090,882	79,542,715	73,080,851	79,476,574

(1) See Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies for a description of noncontrolling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$(1,589)	$93,289	$(6,988)	$129,299

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swaps	—	—	—	7,981
Reclassification adjustments included in earnings (1)	(2,088)	(3,413)	(6,890)	(7,997)
Total unrealized loss	(2,088)	(3,413)	(6,890)	(16)
Currency translation adjustment, net of tax expense of $16 and $64 for the three months ended September 30, 2023 and 2022, respectively, and $102 and $210 for the nine months ended September 30, 2023 and 2022, respectively	(4,318)	(12,565)	414	(26,400)
Other comprehensive loss	(6,406)	(15,978)	(6,476)	(26,416)
Comprehensive income (loss)	$(7,995)	$77,311	$(13,464)	$102,883
Less: comprehensive income attributable to noncontrolling interest, net of tax	66	—	66	—
Comprehensive income (loss) attributable to HireRight Holdings Corporation	$(8,061)	$77,311	$(13,530)	$102,883

(1)    Represents the reclassification of the effective portion of the gain on the Company's interest rate swaps into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive loss on the condensed consolidated balance sheet related to the interest rate swap agreements terminated on February 18, 2022. See Note 12 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at June 30, 2023	70,326,266	$80	9,524,029	$(102,889)	$815,411	$(221,189)	$(5,014)	$—	$486,399
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	33,930	—	—	—	(139)	—	—	—	(139)
Net loss attributable to HireRight Holdings Corporation	—	—	—	—	—	(1,655)	—	—	(1,655)
Acquisition date fair value of noncontrolling interest (Note 3)	—	—	—	—	—	—	—	17,647	17,647
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	66	66
Stock-based compensation	—	—	—	—	4,818	—	—	—	4,818
Repurchase of common stock	(2,221,558)	—	2,221,558	(23,853)	—	—	—	—	(23,853)
Other comprehensive loss	—	—	—	—	—	—	(6,406)	—	(6,406)
Balances at September 30, 2023	68,138,638	$80	11,745,587	$(126,742)	$820,090	$(222,844)	$(11,420)	$17,713	$476,877

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at June 30, 2022	79,432,321	$79	—	$—	$800,566	$(324,354)	$2,182	$478,473
Issuance of common stock in connection with stock-based compensation	50,291	—	—	—	803	—	—	803
Net income	—	—	—	—	—	93,289	—	93,289
Stock-based compensation	—	—	—	—	1,115	—	—	1,115
Other comprehensive loss	—	—	—	—	—	—	(15,978)	(15,978)
Balances at September 30, 2022	79,482,612	$79	—	$—	$802,484	$(231,065)	$(13,796)	$557,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2022	78,131,568	$80	1,528,829	$(16,827)	$805,799	$(215,790)	$(4,944)	$—	$568,318
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	223,828	—	—	—	402	—	—	—	402
Net loss attributable to HireRight Holdings Corporation	—	—	—	—	—	(7,054)	—	—	(7,054)
Acquisition date fair value of noncontrolling interest (Note 3)	—	—	—	—	—	—	—	17,647	17,647
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	66	66
Stock-based compensation	—	—	—	—	13,889	—	—	—	13,889
Repurchase of common stock	(10,216,758)	—	10,216,758	(109,915)	—	—	—	—	(109,915)
Other comprehensive loss	—	—	—	—	—	—	(6,476)	—	(6,476)
Balances at September 30, 2023	68,138,638	$80	11,745,587	$(126,742)	$820,090	$(222,844)	$(11,420)	$17,713	$476,877

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2021	79,392,937	$79	—	$—	$793,382	$(360,364)	$12,620	$445,717
Issuance of common stock in connection with stock-based compensation	89,675	—	—	—	803	—	—	803
Net income	—	—	—	—	—	129,299	—	129,299
Stock-based compensation	—	—	—	—	8,299	—	—	8,299
Other comprehensive loss	—	—	—	—	—	—	(26,416)	(26,416)
Balances at September 30, 2022	79,482,612	$79	—	$—	$802,484	$(231,065)	$(13,796)	$557,702
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(6,988)	$129,299
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	56,246	54,056
Deferred income taxes	(1,021)	(70,954)
Amortization of debt issuance costs	2,404	2,549
Amortization of contract assets	3,742	3,312
Amortization of right-of-use assets	3,715	2,094
Amortization of unrealized gains on terminated interest rate swap agreements	(6,890)	(9,676)
Amortization of cloud computing software costs	5,012	1,446
Stock-based compensation	13,889	8,587
Change in tax receivable agreement liability	—	800
Loss on modification and extinguishment of debt	7,745	—
Other non-cash charges, net	1,010	524
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,546)	(24,521)
Prepaid expenses and other current assets	(6,850)	1,516
Cloud computing software	(8,465)	(23,158)
Other non-current assets	(4,960)	(3,934)
Accounts payable	156	(5,212)
Accrued expenses and other current liabilities	259	5,498
Accrued salaries and payroll	(661)	3,631
Operating lease liabilities, net	(3,759)	(4,125)
Other non-current liabilities	(2,410)	(805)
Net cash provided by operating activities	50,628	70,927
Cash flows from investing activities
Purchases of property and equipment	(2,049)	(3,973)
Capitalized software development	(8,829)	(9,149)
Cash paid for acquisitions, net of cash acquired	(21,653)	—
Other investing	(2,000)	—
Net cash used in investing activities	(34,531)	(13,122)
Cash flows from financing activities
Repayments of debt	(638,653)	(6,263)
Proceeds from Second Amended First Lien Term Loan Facility, net of debt discount	677,890	—
Payments for termination of interest rate swap agreements	—	(18,445)
Payment of issuance costs	(6,252)	(342)
Repurchases of common stock	(109,642)	—
Proceeds from issuance of common stock in connection with stock-based compensation plans	613	—
Taxes paid related to net share settlement of equity awards	(211)	—
Net cash used in financing activities	(76,255)	(25,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,158)	32,755
Effect of exchange rates	(26)	(1,155)
Cash, cash equivalents and restricted cash
Beginning of year	163,402	116,214
End of period	$103,218	$147,814
Cash paid for
Interest	$47,234	$27,890
Income taxes	$1,804	$2,718
Supplemental schedule of non-cash activities
Unpaid property and equipment and capitalized software purchases	$654	$1,102
Acquisition cash holdback	$2,250	—
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
Income Tax Receivable Agreement

In connection with the Company’s initial public offering (“IPO”), the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of September 30, 2023 and December 31, 2022, the Company had a total liability of $210.5 million in connection with the projected obligations under the TRA, for which annual payments will begin in the first quarter of 2024. TRA related liabilities are classified as current or non-current based on the expected date of payment and are included on the Company’s condensed consolidated balance sheets under the captions accrued expenses and other current liabilities and tax receivable agreement liability, long-term portion, respectively. See Note 7 — Accrued Expenses and Other Current Liabilities for further details related to the current portion of the TRA liability.
Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly and majority-owned subsidiaries for which the Company has a controlling interest. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. The unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.
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
Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
statements for the year ended December 31, 2022, included in the Annual Report. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the nine months ended September 30, 2023, except as noted below.
Business Combinations
On July 3, 2023, the Company completed the acquisition of a controlling equity interest in a privately-held company. See Note 3 — Business Combinations for additional information. Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805—Business Combinations, using the acquisition method of accounting under which all acquired tangible and identifiable intangible assets and assumed liabilities and applicable noncontrolling interests are recognized at fair value as of the respective acquisition date, while the costs associated with the acquisition of a business are expensed as incurred.
The allocation of purchase consideration requires management to make significant estimates and assumptions, especially with respect to identifiable intangible assets. These estimates can include, but are not limited to, a market participant’s expectation of future cash flows from acquired platforms, acquired trade names, useful lives of acquired assets, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from such estimates.
Noncontrolling Interest
As a result of the Company’s acquisition of a majority interest in a privately-held company on July 3, 2023, the Company’s condensed consolidated financial statements present noncontrolling interest. Noncontrolling interest represents the portion of profit or loss, comprehensive profit or loss, and net assets of the acquired company that are not allocable to the Company. See Note 3 — Business Combinations for additional information.
Use of Estimates

Preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, the allowance for credit losses, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, lease accounting, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, stock-based compensation expense, useful lives assigned to long-lived assets, the allocation of purchase consideration, and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties.
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
3. Business Combinations

On December 31, 2022, and February 16, 2023, the Company entered into definitive agreements to purchase 60% of the equity interests in Digital Technology Identity Services, LLC (“DTIS”), a privately held company that specializes in collecting and processing biometric and biographical data, for a total purchase price of $26.5 million, including a one-year $2.3 million cash holdback, which, subject to claims by the Company under the purchase agreement, is due no later than 15 days following the first anniversary of the closing date (the “DTIS Acquisition”). The purchase of 60% of the equity interests represents a controlling interest in DTIS. The purchase was completed on July 3, 2023 and was funded with available cash. The remaining 40% of the equity interest in DTIS is retained by a leading professional organization representing individuals who work at public-use commercial and general aviation airports. The DTIS Acquisition expands the Company’s biometric-based screening capabilities as a critical component for customers in both regulated and non-regulated industries.
Acquisition-related costs incurred by the Company during the three and nine months ended September 30, 2023 related to the DTIS Acquisition were $0.1 million and $0.4 million, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
The acquisition constitutes a business combination and therefore was accounted for as an acquisition of a business under the applicable guidance. The Company fully consolidated the assets and liabilities of DTIS, with a corresponding noncontrolling interest classified as equity in the Company’s condensed consolidated balance sheets. The following table summarizes the purchase consideration.

As of July 3, 2023
(in thousands)
Consideration transferred, net of cash acquired (1)	$23,903
Estimated fair value of noncontrolling interest	17,647
Total consideration	$41,550
(1)Consideration transferred includes a one-year $2.3 million cash holdback.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition. The following table presents the preliminary allocation of the fair value of consideration transferred:

As of July 3, 2023
(in thousands)
Current assets	$1,742
Other non-current assets	470
Intangible assets	24,100
Goodwill	22,669
Total assets acquired	48,981
Accounts payable and accrued liabilities	814
Long-term deferred tax liabilities	6,333
Other non-current liabilities	284
Total liabilities assumed	7,431
Net assets acquired	$41,550
Identifiable intangible assets acquired in the DTIS Acquisition and their useful lives consist of the following:

	Useful lives	As of July 3, 2023
		(in thousands)
Biometric screening platform	12.5 years	$23,700
Trade names	8.5 years	400
Total		$24,100

The Company used a third-party valuation specialist to determine the acquisition-date fair value of the intangible assets using various methods. The biometric screening platform was valued using the income method, specifically the Greenfield Method, which estimates the present value of future cash flows associated with developing an operating business assuming an entity holds only the identified intangible asset. Key assumptions in valuing the biometric screening platform included significant judgments and assumptions relating to (i) forecasted revenue attributable to the platform, (ii) costs incurred, and (iii) a discount rate of 19%. Trade names were valued using the relief from royalty method. Key assumptions in valuing the acquired trade names included (i) a royalty rate of 1%, (ii) forecasted revenue attributable to the trade names, and (iii) a discount rate of 19%. The results of the valuation are preliminary and may change as the Company continues to evaluate key assumptions.

The goodwill represents the excess of the purchase price over the fair value of the assets acquired less liabilities assumed. The Company expects to realize strategic benefits by offering enhanced biometric-based screening from the DTIS Acquisition, which can be integrated into the Company’s current service offerings. None of the goodwill is deductible for tax purposes.
Revenue and earnings of the entity acquired were not presented as they were not material to the condensed consolidated financial statements.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid software licenses, maintenance and insurance	$13,381	$9,237
Other prepaid expenses and current assets	12,737	9,508
Total prepaid expenses and other current assets	$26,118	$18,745

The components of other non-current assets were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Contract implementation assets	$18,838	$17,983
Other non-current assets	2,137	966
Total other non-current assets	$20,975	$18,949
See Note 16 — Revenues for further discussion on contract implementation costs and related amortization included in cost of services in the Company’s condensed consolidated statements of operations.

5. Right-of-Use Assets and Lease Liabilities

The Company leases office facilities under operating leases in various domestic and foreign locations with initial terms ranging from 1 to 12 years. Some leases include one or more options to extend the term of the lease, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to 5 years.
The Company’s operating leases were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Right-of-use assets, net (1)	$6,352	$8,423

Current operating lease liabilities (2)	$4,316	$5,509
Operating lease liabilities, long-term (2)	9,313	10,055
Total operating lease liabilities	$13,629	$15,564

(1)Includes impact of accelerated expense on abandoned right-of-use assets related to the global restructuring plan, see Note 21 — Restructuring and Related Charges for additional information.
(2)Current and long-term operating lease liabilities are recorded in accrued expenses and other current liabilities, and other non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$4,641	$4,193
ROU assets obtained in exchange for operating lease liabilities	$897	$10,896
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	September 30,
	2023	2022
Weighted average remaining lease term (in years)	4.12	4.22
Weighted average discount rate	5.3%	4.6%
6. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023, were as follows:

(in thousands)
Balance at December 31, 2022	$809,463
Foreign currency translation	585
Acquired goodwill (1)	23,216
Balance as of September 30, 2023	$833,264
(1)Acquired goodwill includes $0.5 million of acquired goodwill related to immaterial acquisitions.
7. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued data costs	$38,509	$34,080
Tax receivable agreement liability, current portion	27,039	—
Other	36,641	41,128
Total accrued expenses and other current liabilities	$102,189	$75,208

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Wages, benefits and taxes (1)	$18,418	$15,198
Accrued bonus	12,383	15,877
Total accrued salaries and payroll	$30,801	$31,075
(1)Accrued wages, benefits and taxes at September 30, 2023 includes $1.9 million in accrued employee severance and benefits related to the workforce reduction. See Note 21 — Restructuring and Related Charges for additional information.

9. Debt

The components of debt were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Second Amended First Lien Term Loan Facility	$750,000	$699,513
Second Amended Revolving Credit Facility	—	—
Total debt	750,000	699,513
Less: Unamortized original issue discount	(11,852)	(1,464)
Less: Unamortized debt issuance costs	(4,310)	(6,493)
Less: Current portion of long-term debt	(7,500)	(8,350)
Long-term debt, less current portion	$726,338	$683,206

On July 12, 2018, the Company entered into the following credit arrangements with the lenders party thereto and Bank of America, N.A. as administrative agent, collateral agent and a letter of credit issuer:

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
The following discussion summarizes historical amendments to the First Lien Facilities and various terms thereunder.
Amended First Lien Facilities
On June 3, 2022, the Company entered into an amendment to the First Lien Facilities under which, (i) the aggregate commitments under the Company’s Revolving Credit Facility were increased from $100.0 million to $145.0 million; (ii) the maturity date of the Revolving Credit Facility was extended from July 12, 2023 to June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Facilities, subject to extension or refinancing; and (iii) the interest rate benchmark applicable to the Revolving Credit Facility was converted from LIBOR to term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Loan Facility as amended is hereinafter referred to as the “Amended First Lien Term Loan Facility” and the

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revolving Credit Facility as amended is herein after referred to as the “Amended Revolving Credit Facility” (and together with the Amended First Lien Term Loan Facility, the “Amended First Lien Facilities”). The Company’s existing term loans under the Amended First Lien Facilities remained in effect. Upon the effectiveness of the Amended First Lien Facilities, the Company did not have any outstanding principal balance on the Amended Revolving Credit Facility. The Amended First Lien Facilities did not modify the financial covenants, negative covenants, mandatory prepayment events or security provisions or arrangements under the First Lien Facilities.
Second Amended First Lien Facilities
On September 28, 2023, the Company entered into a second amendment to the Amended First Lien Facilities by which, (i) the aggregate commitments under the Company’s Amended Revolving Credit Facility were increased from $145.0 million to $160.0 million; (ii) the maturity date of the Amended First Lien Term Loan Facility was extended from July 12, 2025 to September 30, 2030 by providing for the refinancing and replacement in full of the term loan outstanding thereunder with a new term loan in an aggregate initial principal amount of $750.0 million, subject to an original issue discount of 1.5%; and (iii) the interest rate benchmark applicable to the First Amended First Lien Term Loan Facility was converted from LIBOR to term SOFR. As so amended, the First Lien Term Loan Facility is hereinafter referred to as the “Second Amended First Lien Term Loan Facility” and the Amended Revolving Credit Facility is hereinafter referred to as the “Second Amended Revolving Credit Facility” (and together with the Second Amended First Lien Term Loan Facility, the “Second Amended First Lien Facilities”). Upon the effectiveness of the Second Amended First Lien Facilities, no revolving loans were outstanding under the Second Amended Revolving Credit Facility. The Second Amended First Lien Facilities did not modify the financial covenants, negative covenants, mandatory prepayment events or security provisions or arrangements under the Amended First Lien Facilities.

The Company is required to make scheduled quarterly payments equal to 0.25% of the aggregate initial outstanding principal amount of the Second Amended First Lien Term Loan Facility, or approximately $1.9 million per quarter, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the Second Amended First Lien Term Loan Facility at any time prior to maturity at par. Voluntary prepayments of the term loan within six months after the effectiveness of the Second Amended First Lien Term Loan Facility in connection with certain repricing transactions will require payment of a 1.00% prepayment premium.
The Company is required to make prepayments on the Second Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Second Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three and nine months ended September 30, 2023 and 2022, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility or the Second Amended First Lien Term Loan Facility based on the Company’s excess cash flow.
The Second Amended First Lien Term Loan Facility was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with the applicable accounting guidance. Accordingly, original issue discount and debt issuance costs of $11.9 million and $4.3 million, respectively, will be amortized to interest expense over the remaining term of the Second Amended First Lien Term Loan Facility. The Company recognized $7.8 million for the loss on debt extinguishment and write-off of third-party costs of the debt modification within interest expense during the three and nine months ended September 30, 2023.
The Second Amended First Lien Term Loan Facility has an interest rate calculated at a per annum rate of, at the Company’s option, either (a) a SOFR rate, plus 4.00% or (b) an alternative base rate, plus 3.00%, with the alternative base rate (“ABR”) determined by reference to the highest of (i) the federal funds effective rate plus 0.50%, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, (iii) one-month SOFR plus 1.00%, and (iv) zero%. The applicable margin for borrowings under the Second Amended Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of September 30, 2023, the Second Amended First Lien

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Term Loan Facility accrued interest at one-month SOFR plus 4.00%, and the Second Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.
The Borrower from time to time may elect to convert all or a portion of its SOFR loans under the Second Amended Revolving Credit Facility into ABR loans, and may elect to convert all or a portion of its SOFR loans under the Second Amended First Lien Term Loan Facility into ABR loans, in each case, subject to a minimum conversion amount of $2.5 million.
The Company’s obligations under the Second Amended First Lien Facilities are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries, as defined in the agreement, and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is owned by any credit party.
As of September 30, 2023, the Company had $158.7 million in available borrowing under the Second Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.38% on unutilized commitments under the Second Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of both September 30, 2023 and December 31, 2022, the quarterly fee on unutilized commitments under the Second Amended Revolving Credit Facility and the Amended Revolving Credit Facility, respectively, was 0.38%.
Debt Covenants
The Second Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Second Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants through the three and nine months ended September 30, 2023.
The Company is also subject to a springing financial maintenance covenant under the Second Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Second Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Second Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of September 30, 2023 and December 31, 2022, as outstanding loans and letters of credit did not exceed 35% of the total commitments under the facility.
Other
Amortization of debt discount and debt issuance costs related to the Second Amended First Lien Term Loan Facility are included in interest expense in the condensed consolidated statements of operations and were as follows:

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Debt discount amortization	$139	$133	$413	$395
Debt issuance costs amortization	609	588	1,812	1,750
Total debt discount and issuance costs	$748	$721	$2,225	$2,145

Interest expense also includes the amortization of debt issuance costs for the Second Amended Revolving Credit Facility of $0.1 million for each of the three months ended September 30, 2023 and 2022 and $0.2 million and $0.4 million, for the nine months ended September 30, 2023 and 2022, respectively. Unamortized debt issuance costs for the Second Amended Revolving Credit Facility are recorded in other non-current assets on the Company’s condensed consolidated balance sheets.
The weighted average interest rate on outstanding borrowings during the nine months ended September 30, 2023 and the year ended December 31, 2022 was 8.8% and 5.5%, respectively.

10. Fair Value Measurements

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
The fair value of the Company’s Second Amended First Lien Term Loan Facility is calculated based upon market price quotes obtained for the Company’s debt agreements (Level 2 fair value inputs). The fair value of the

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Second Amended Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to the Company. The estimated fair values were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Second Amended First Lien Term Loan Facility	$738,148	$739,070	$698,049	$673,617
Second Amended Revolving Credit Facility	—	—	—	—
Total debt	$738,148	$739,070	$698,049	$673,617

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
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$—	$—	$—	$1,679
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense	(2,088)	(3,413)	(6,890)	(9,676)
Total reclassification adjustments included in earnings	$(2,088)	$(3,413)	$(6,890)	$(7,997)
The results of derivative activities are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.
12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists primarily of unrealized gains related to the terminated Interest Rate Swap Agreements and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of September 30, 2023 and December 31, 2022 were as follows:

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2022	$8,849	$(13,793)	$(4,944)
Other comprehensive loss	(6,890)	414	(6,476)
Balance at September 30, 2023	$1,959	$(13,379)	$(11,420)

As of September 30, 2023, the remaining $2.0 million of the accumulated other comprehensive income related to terminated Interest Rate Swap Agreements is expected to be reclassified into earnings as a reduction to interest expense through December 31, 2023.

13. Segments and Geographic Information

The Company operates in one reportable segment.
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percent)
Revenues:
United States	$174,632	92.8%	$194,081	92.3%	$513,592	92.4%	$582,817	92.3%
International	13,630	7.2%	16,222	7.7%	42,241	7.6%	48,489	7.7%
Total revenues	$188,262	100.0%	$210,303	100.0%	$555,833	100.0%	$631,306	100.0%

The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	September 30, 2023	December 31, 2022
	(in thousands)
Long-lived assets:
United States	$7,739	$10,811
International	5,803	6,657
Total long-lived assets	$13,542	$17,468

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
15. Legal Proceedings

The Company is subject to claims, investigations, audits, and enforcement proceedings by private plaintiffs, third parties the Company does business with, and governmental and regulatory authorities charged with overseeing the enforcement of laws and regulations that govern the Company’s business. In the U.S., most of these matters arise under the federal Fair Credit Reporting Act and various state and local laws focused on privacy and the conduct and content of background reports. These claims are typically brought by individuals alleging process errors, inclusion of erroneous or impermissible information, or failure to include appropriate information in background reports prepared about them by the Company. Proceedings related to the Company’s U.S. operations may also be brought under the same laws by the Consumer Financial Protection Bureau or Federal Trade Commission, or by state authorities. Claims or proceedings may also arise under the European Union (“E.U.”) and U.K. General Data Protection Regulations and other laws around the world addressing privacy and the use of background information such as criminal and credit histories and may be brought by individuals about whom the Company has prepared background reports or by the Data Protection Authorities of E.U. member states and other governmental authorities.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company accrues for contingent liabilities if it is probable that a liability has been incurred and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote.
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
Pursuant to the settlement agreement, the Company paid $11.2 million on November 15, 2021, and the remaining balance of $0.3 million on March 31, 2022. The Company subsequently sued Old HireRight’s insurer to recover the costs of the settlement. The litigation involved substantial issues of law, and in order to avoid the risks of litigation, the Company and the insurer reached a settlement on September 14, 2023, pursuant to which the Company and the insurer agreed to release each other and the insurer agreed to pay the Company $7.0 million. Upon completion of the definitive settlement agreement, the Company’s recovery will be approximately $5.9 million, net of fees payable to the Company’s outside counsel in connection with the litigation. The settlement has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets and within selling, general and administrative expenses in the condensed consolidated statements of operations.

16. Revenues

Revenues consist of service revenue and surcharge revenue. Service revenue consists of fees charged to customers for services provided by the Company. Surcharge revenue consists of fees charged to customers for the Company’s acquisition of data from federal, state and local jurisdictions and certain services from commercial data providers required to fulfill the Company’s performance obligations. Revenue is recognized when the Company satisfies its obligation to complete the service and delivers the screening report to the customer.
Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues:
Service revenues	$135,922	$151,256	$396,794	$451,184
Surcharge revenues	52,340	59,047	159,039	180,122
Total revenues	$188,262	$210,303	$555,833	$631,306

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs, net of accumulated amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and amortization expense is recorded in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.3 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2022, respectively. See Note 4 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.
17. Income Taxes

Income tax expense (benefit) and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$2,861	$23,585	$(6,125)	$60,843
Income tax expense (benefit)	4,450	(69,704)	863	(68,456)
Effective tax rate	155.5%	(295.5)%	(14.1)%	(112.5)%

The effective tax rate for the three and nine months ended September 30, 2023, differs from the federal statutory rate of 21% primarily due to state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations partially offset by the recognition of stranded deferred taxes in accumulated comprehensive loss. The effective tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory rate of 21% primarily due to the release of federal and state valuation allowances during the three months ended September 30, 2022 as discussed below, state taxes, and U.S. tax on foreign operations.
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
During the three months ended September 30, 2022, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. As a result, the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. There is no change in assessment as of September 30, 2023.
On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. Among other things, the Act imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. During the nine months ended September 30, 2023, the Company recorded $1.1 million of excise tax related to share repurchases, which are recorded in Treasury stock on the Company’s

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
condensed consolidated balance sheets. The Company does not currently expect the Inflation Reduction Act to have a material impact on the condensed consolidated financial statements.

18. Stock-Based Compensation
Equity Incentive Plans
The Company issues stock-based compensation awards under the 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), and prior to the IPO the Company issued stock-based compensation under the HireRight GIS Group Holdings LLC Equity Incentive Plan (“Equity Plan”). At September 30, 2023, the total number of shares authorized for issuance under the Omnibus Incentive Plan was 14.2 million shares and 7.9 million shares remain available for issuance.
Stock-Based Compensation Expense
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Selling, general and administrative	$4,691	$1,089	$12,844	$8,083
Cost of services (exclusive of depreciation and amortization)	127	193	1,045	504
Total stock-based compensation expense	$4,818	$1,282	$13,889	$8,587
Stock Options under the Equity Plan
For stock options issued under the Equity Plan that were outstanding and unvested as of September 30, 2023, the Company expects to recognize future compensation expense of $4.9 million over a weighted average remaining vesting period of 2.2 years.
Awards under the Omnibus Incentive Plan
The Company granted 46,081 options during the nine months ended September 30, 2023 under the Omnibus Incentive Plan, with a weighted average grant date fair value of $3.96 calculated using the Black-Scholes option pricing model. For options under the Omnibus Incentive Plan outstanding and unvested as of September 30, 2023, the Company expects to recognize future compensation expense of $4.9 million over a weighted average remaining vesting period of 2.2 years.
The Company granted 3,389,064 restricted stock units (“RSU”), including the performance RSUs discussed below, with a weighted average grant date fair value of $9.11 per share during the nine months ended September 30, 2023 under the Omnibus Incentive Plan. For RSUs outstanding and unvested as of September 30, 2023, the Company expects to recognize future compensation expense of $31.2 million over a weighted average remaining vesting period of 2.4 years.
On March 20, 2023, the Company approved a grant of a total of 2,561,275 performance RSUs. A total of 1,116,323 of these performance RSUs had a grant-date fair value of $5.67 per unit based on a Monte Carlo valuation model and may vest based upon the achievement of a market condition related to achievement of stock price targets of the Company's common stock, and are subject to continued service. The expected stock-based compensation expense for the market condition performance RSUs is $6.3 million and is expected to be recognized over the period

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
from grant date through March 2026. The remaining portion, 1,444,952 units, of these performance RSUs granted on March 20, 2023, had a grant date fair value of $10.90 per unit and may vest upon the achievement of AEBITDA performance targets and are subject to continued service. The total expected stock-based compensation expense for the AEBITDA performance RSUs is $15.8 million and is expected to be recognized over the period from grant date through March 2026.
19. Stockholders' Equity

Repurchase of Common Stock
On November 14, 2022, the Company announced that its Board of Directors authorized a $100.0 million share repurchase program that was completed on June 21, 2023 (the “Initial Program”). Pursuant to the Initial Program, the Company repurchased a total of approximately 9.3 million shares of the Company’s common stock at an average price paid of $10.79 per share, including commissions paid and excise taxes.
On June 22, 2023, the Company announced that its Board of Directors authorized an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock (the “Second Program”). The Second Program was completed on August 28, 2023. Pursuant to the Second Program, the Company repurchased a total of approximately 2.4 million shares of the Company’s common stock at an average price paid of $10.82 per share, including commissions paid and excise taxes.
On September 12, 2023, the Company announced a third share repurchase program for repurchase of up to an additional $25.0 million of the Company’s common stock (the “Third Program”). As of September 30, 2023, the Company purchased approximately 0.1 million shares of the Company’s common stock at an average price paid of $9.57 per share, including commissions paid and excise taxes. Approximately $24.3 million remained available for future purchases under the Third Program. Repurchases under the Third Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to implement any further stock repurchase program after termination of the Third Program.
The repurchased shares under the Initial program, the Second Program, and the Third Program are recorded as Treasury stock on the Company's condensed consolidated balance sheets.
The Initial Program and the Second Program authorized, and the Third Program authorizes, repurchases in the open market in accordance with the requirements of Rule 10b-18, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. The Initial Program and the Second Program did not obligate the Company to acquire any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The Third Program has the same characteristics.
20. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to HireRight Holdings Corporation stockholders by the weighted average number of outstanding shares during the period.
The weighted average outstanding shares may include potentially dilutive equity awards. Diluted net income (loss) per share includes the effects of potentially dilutive equity awards, which include stock options, restricted stock units, and other potentially dilutive equity awards outstanding during the year. For the three and nine months ended September 30, 2023, there were 6,274,784, and 9,136,703 potentially dilutive equity awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect. For the three and nine months ended September 30, 2022, there were 6,630,588 and 6,799,424 potentially dilutive awards, which were excluded from the calculation of diluted EPS because including them would have had an anti-dilutive effect.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to HireRight Holdings Corporation	$(1,655)	$93,289	$(7,054)	$129,299
Denominator:
Weighted average shares outstanding - basic	69,090,882	79,459,633	73,080,851	79,419,725
Effect of dilutive equity awards	—	83,082	—	56,849
Weighted average shares outstanding - diluted	69,090,882	79,542,715	73,080,851	79,476,574

Net income (loss) per share attributable to HireRight Holdings Corporation:
Basic	$(0.02)	$1.17	$(0.10)	$1.63
Diluted	$(0.02)	$1.17	$(0.10)	$1.63

21. Restructuring and Related Charges

Global Restructuring Plan
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability as part of its ongoing margin improvement initiatives. The plan involves reduction in force, offshoring certain functions, and other measures designed to reduce costs to achieve the Company’s long term margin goals. The plan was approved and initiated in the first quarter of 2023 and is expected to continue throughout 2023 and the first half of 2024.
During the three and nine months ended September 30, 2023, the Company recognized restructuring charges of $4.6 million and $15.3 million respectively, primarily for employee severance and benefits in connection with the workforce reduction, accelerated expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees of $1.4 million and $8.6 million during the three and nine months ended September 30, 2023, respectively, for consulting costs related to the execution of the Company’s global restructuring plan. All charges were recorded as selling, general and administrative expenses and cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of operations.
The Company expects to recognize additional restructuring charges in 2023 through the first half of 2024 of $6.0 million to $8.0 million, primarily for severance and benefits, professional service fees, and transition costs. The Company is continuing to evaluate operating costs and outsourcing opportunities and the expected charges related to our global restructuring plan may be greater than expected, including charges for additional severance and professional service fees.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of the restructuring charges (including professional service fees) are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023
	(in thousands)
Severance and benefits (1)	$3,325	$11,152
Accelerated expense on abandoned right-of-use assets (2)	350	2,560
Professional fees (3)	1,373	8,628
Other (4)	927	1,624
Total restructuring charges	$5,975	$23,964
(1)Charges of $1.0 million and $4.2 million recorded in cost of services (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2023. Charges of $2.4 million and $7.0 million recorded in selling, general and administrative expenses for the three and nine months ended September 30, 2023.
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
The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued salaries and payroll and accrued expenses and other current liabilities on the condensed consolidated balance sheets:

September 30, 2023
(in thousands)
Balance at December 31, 2022	$—
Charges incurred (1)	21,404
Payments	(18,176)
Balance at September 30, 2023	$3,228
(1)Includes $11.2 million in charges for employee severance and benefits related to the workforce reduction, $1.9 million of which remains unpaid as of September 30, 2023.

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
Factors that could affect the outcome of the forward-looking statements include, among other things, our vulnerability to adverse economic conditions, including without limitation inflation and recession, which could increase our costs and suppress labor market activity and our revenue; the market uncertainty and potential disruption resulting from geopolitical tensions and armed conflicts of potentially significant scope; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws, emerging restrictions on background reporting due to alleged discriminatory impacts and adverse social consequences, and other evolving regulations and cross-border data transfer restrictions may increase our costs, limit the use or value of our services and adversely affect our business; our ability to maintain our professional reputation and brand name; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; and the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report, in particular the sections of that document entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Factors Affecting Our Results of Operations

Economic Conditions
Our business is impacted by the overall economic environment and total employment and hiring. The rapidly changing dynamics of the global workforce are increasing complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. We have benefited from key demand drivers, which increase the need for more flexible, comprehensive screening and hiring solutions in the current environment. Our customers are a diverse set of organizations, from large-scale multinational businesses to small and medium businesses across a broad range of industries, including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail, gig economy, and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience.
While we have benefited in the past from the changing dynamics of the labor market, including strength in hiring as the economy recovered from the effects of the COVID pandemic, our business has been adversely affected by recent and continuing uncertainty around near-term macroeconomic conditions. This uncertainty stems from elevated inflation, declining customer confidence, volatile energy prices, rising interest rates, and geopolitical concerns including armed conflicts of potentially significant scope. Each of these drivers has its own adverse impact and the near-term outlook for our business remains uncertain, with order volumes and revenue anticipated to fall below 2022 levels. In 2022, the annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index, and while it has recently been falling by some measures, inflation remains elevated. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. A sustained recession would have an adverse impact on the global hiring market and therefore the demand for our services. Slowing demand for our services will adversely affect our future results. Additionally, rising interest rates will lead directly to higher interest expense. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information on the impact of interest rates and inflation on our business. Although the majority of our cost of services is variable in nature and will move in tandem with revenue increases or decreases, there can be no assurance that we can reduce our cost of services in proportion to changes in revenue.
2023 Developments
On September 28, 2023, the Company entered into a second amendment to the First Lien Term Loan Facility (“Second Amended First Lien Term Loan Facility”) with the lenders party thereto and Bank of America, N.A. as administrative agent, collateral agent and a letter of credit issuer. The Second Amended First Lien Term Loan Facility amends the Company’s First Lien Facilities, (as amended through the Second Amended First Lien Term Loan Facility, the “Second Amended First Lien Facilities”). See Note 9 — Debt for additional information. Also see

— Results of Operations for additional information on the impacts of the second amendment to certain line items of our condensed consolidated statements of operations.
On September 14, 2023, the Company reached a settlement to recover a portion of the costs associated with a litigation settlement related to 24 lawsuits that had been filed in 2009 and 2010 against HireRight Solutions, Inc., which is the predecessor to the Company’s subsidiary HireRight, LLC (“Old HireRight”). Recovery was sought from Old HireRight’s insurer. The settlement has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets and within selling, general and administrative expenses in the condensed consolidated statements of operations. See Note 15 — Legal Proceedings for additional information.
On July 3, 2023, the Company completed the acquisition of 60% of the equity interests of Digital Trusted Identity Services, LLC (“DTIS”), an FBI-approved channeler (which submits fingerprints to the FBI and receives FBI criminal history record information) specializing in collecting and processing biometric and biographical data. See Note 3 — Business Combinations for additional information.
On November 14, 2022, the Company announced a $100.0 million share repurchase program that was completed on June 21, 2023 (the “Initial Program”). On June 22, 2023, the Company announced and implemented an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock (the “Second Program”). The Second Program was completed on August 28, 2023. On September 12, 2023, the Company announced a third share repurchase program for repurchase of up to an additional $25.0 million of the Company’s common stock (the “Third Program”).
The Initial Program and the Second Program did not obligate the Company to acquire any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The Third Program has the same characteristics. The repurchased shares under the Initial Program, the Second Program, and the Third Program are recorded as “Treasury stock” on the Company's condensed consolidated balance sheets. See “— Liquidity and Capital Resources — Share Repurchase Program” for additional information.
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability in response to ongoing uncertain macroeconomic conditions. The plan, which involves a reduction in force, offshoring of certain functions, and other measures designed to reduce cost and compensate for reduced order volumes, was initiated in the first quarter of 2023 and is expected to continue throughout 2023 through 2024 as the Company implements existing plans and evaluates further opportunities. During the three and nine months ended September 30, 2023, the Company recognized restructuring charges of $4.6 million and $15.3 million, respectively, primarily for employee severance and benefits in connection with the workforce reduction, accelerated rent expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees during the three and nine months ended September 30, 2023, of $1.4 million and $8.6 million, respectively, for consulting costs related to the execution of the Company’s global restructuring plan.
The Company expects to recognize additional restructuring charges in 2023 through the first half 2024 of $6.0 million to $8.0 million, primarily for severance and benefits, professional service fees, and transition costs. Once completed we estimate annualized gross savings of approximately $50.0 million under the global restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the global restructuring plan, and the expected charges may be greater than expected, including charges for additional severance and professional service fees.
Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and related compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 25% of revenues for each of the three and nine months ended September 30, 2023 and 28% of revenues for each of the three and nine months ended September 30, 2022 were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail, gig economy, and not-for-profit. None of the Company’s customers individually accounted for greater than 3% of revenues for each of the three and nine months ended September 30, 2023, and 2022, respectively. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues. Revenues from these customers for the three and nine months ended September 30, 2023, decreased 14% and 15%, respectively, from the prior year periods, led by reductions in order volumes from technology and financial services companies.
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

Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2023 and 2022

The following tables present operating results for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	(in thousands, except percent of revenues)
Revenues	$188,262	100.0%	$210,303	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	94,422	50.2%	110,848	52.7%
Selling, general and administrative	48,588	25.8%	49,378	23.5%
Depreciation and amortization	19,063	10.1%	17,946	8.5%
Total expenses	162,073	86.1%	178,172	84.7%
Operating income	26,189	13.9%	32,131	15.3%

Other expenses
Interest expense, net	22,447	11.9%	8,457	4.0%
Other expense, net	881	0.5%	89	—%
Total other expenses	23,328	12.4%	8,546	4.1%
Income before income taxes	2,861	1.5%	23,585	11.2%
Income tax expense (benefit)	4,450	2.4%	(69,704)	(33.1)%
Net income (loss)	$(1,589)	(0.8)%	$93,289	44.4%
Less: Net income attributable to noncontrolling interest	66	—%	—	—%
Net income (loss) attributable to HireRight Holdings Corporation	$(1,655)	(0.9)%	$93,289	44.4%

	Nine Months Ended September 30,
	2023		2022
	(in thousands, except percent of revenues)
Revenues	$555,833	100.0%	$631,306	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	291,449	52.4%	343,241	54.4%
Selling, general and administrative	164,442	29.6%	152,032	24.1%
Depreciation and amortization	56,246	10.1%	54,056	8.6%
Total expenses	512,137	92.1%	549,329	87.0%
Operating income	43,696	7.9%	81,977	13.0%

Other expenses
Interest expense, net	48,392	8.7%	20,971	3.3%
Other expense, net	1,429	0.3%	163	—%
Total other expenses	49,821	9.0%	21,134	3.3%
Income (loss) before income taxes	(6,125)	(1.1)%	60,843	9.6%
Income tax expense (benefit)	863	0.2%	(68,456)	(10.8)%
Net income (loss)	$(6,988)	(1.3)%	$129,299	20.5%
Less: Net income attributable to noncontrolling interest	66	—%	—	—%
Net income (loss) attributable to HireRight Holdings Corporation	$(7,054)	(1.3)%	$129,299	20.5%

Revenues
Revenues for the three months ended September 30, 2023 decreased to $188.3 million, a decrease of $22.0 million, or 10.5%, from the prior year period, primarily driven by lower order volumes from existing customers due to their efforts to rightsize their workforces in response to macroeconomic pressures and uncertainties. These effects were more pronounced in our technology and services verticals, which represented $12.1 million of the total $22.0 million decrease. Revenues from our remaining customer groups represented a net decrease of $9.9 million for the same reasons noted above.
From a geographical perspective, revenues from international regions decreased by $2.6 million, or 16.0%, and revenues from the United States decreased by $19.4 million, or 10.0%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Declining revenues from our technology and services verticals were particularly noted in our APAC and India regions.
Revenues for the nine months ended September 30, 2023 decreased to $555.8 million, a decrease of $75.5 million, or 12.0%, from the prior year period, primarily driven by lower order volumes from existing customers. As with the three-month period, these effects were more pronounced in our technology and services verticals, which represented $48.3 million of the total $75.5 million decrease. Revenues from our remaining customer groups represented a net decrease of $27.2 million for the same reasons noted above.
Revenues from international and United States regions decreased by $6.2 million, or 12.9%, and by $69.2 million, or 11.9%, respectively, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The strengthening of the U.S. dollar against the British pound and other currencies in the nine months ended September 30, 2023, compared to the same period in 2022, had an unfavorable impact on revenues from international regions.

Cost of Services (exclusive of depreciation and amortization)
Cost of services for the three months ended September 30, 2023 decreased to $94.4 million, a decrease of $16.4 million, or 14.8%, from the prior year period, primarily due to lower order volumes, decreased use of contract labor, decreased data costs, and lower average labor costs per background screen. Cost of services as a percent of revenues decreased to 50.2% for the three months ended September 30, 2023, compared to 52.7% for the three months ended September 30, 2022, primarily driven by lower average labor costs per background screen as a result of process improvements associated with our technology initiatives, increased usage of offshore labor as well as lower cost of our contract labor.
Cost of services for the nine months ended September 30, 2023 decreased to $291.4 million, a decrease of $51.8 million, or 15.1%, from the prior year period, primarily due to lower order volumes, decreased data costs, lower contract labor costs, and lower average labor costs per background screen. For the same reasons noted in the preceding paragraph, cost of services as a percent of revenues decreased to 52.4% for the nine months ended September 30, 2023, compared to 54.4% for the nine months ended September 30, 2022.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2023 improved $0.8 million to $48.6 million, or (1.6)%, compared to the prior year period primarily due to a decrease in legal settlement expenses and related professional service fees of $6.8 million, primarily associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009. Other decreases included reductions in advertising costs, facility related costs, and various other costs, amounting to $1.4 million. These decreases were offset primarily by increases in technology maintenance and telecom costs of $2.8 million. Personnel expenses increased $0.7 million, primarily attributable to employee benefits and employee severance related to our global restructuring plan. Excluding severance and stock compensation expense, personnel related expenses would have declined by $3.9 million. Other offsetting increases included professional service fees of $0.6 million related to other financing activities. SG&A as a percent of revenues for the three months ended September 30, 2023 increased to 25.8% from 23.5% for the three months ended September 30, 2022, primarily due to the impact of lower revenues and expenses related to the global restructuring plan.
SG&A expenses for the nine months ended September 30, 2023 increased $12.4 million to $164.4 million, or 8.2%, compared to the prior year period primarily due to an increase in professional service fees of $7.3 million related to our technology initiatives and our global restructuring plan. Technology maintenance and telecom costs increased $7.2 million, and personnel related expenses increased $5.6 million, primarily attributable to employee severance and employee benefits related to our global restructuring plan. Excluding severance and stock compensation expense, personnel related expenses would have decreased by $3.3 million. Additionally, costs of $0.6 million related to other financing activities contributed to the increase in SG&A expense. The increases in SG&A expenses were partially offset by a decrease in legal settlement expenses and related professional services fees of $6.8 million, primarily associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009. Other offsetting decreases included a reduction in bad debt expense of $1.4 million and reductions in insurance and audit expenses, and various other costs. SG&A as a percent of revenues for the nine months ended September 30, 2023 increased to 29.6% from 24.1% for the nine months ended September 30, 2022, primarily due to the impact of lower revenues and expenses related to the global restructuring plan.
Interest Expense, net
Interest expense, net for the three months ended September 30, 2023, increased $14.0 million, to $22.4 million, or 165.4%, compared to the comparable prior year period. The increase in interest expense was primarily due to rising interest rates on our variable rate term loan facility, which increased interest expense by $5.6 million in the three months ended September 30, 2023 compared to the comparable prior year period. Additionally, we recorded a loss on modification and extinguishment of debt of $7.7 million during the three months ended September 30, 2023 related to the write-off of unamortized deferred financing fees, unamortized original issue discounts and new debt issuance costs in conjunction with the second amendment to the First Lien Term Loan Facility. Reclassifications from accumulated other comprehensive loss on the condensed consolidated balance sheet of unrealized gains related to our terminated interest rate swap agreements reduce interest expense. The reduction to interest expense associated with the terminated interest rate swap agreements decreased $1.3 million compared to the prior year period for the three months ended September 30, 2023, contributing to the increase in interest expense during the three month period. The increase in interest expense was partially offset by interest income earned from interest bearing cash and cash equivalent accounts of $0.3 million during the three months ended September 30, 2023.
Interest expense, net for the nine months ended September 30, 2023, increased $27.4 million to $48.4 million, or 130.8%, compared to the comparable prior year period. The increase in interest expense was primarily due to rising interest rates on our variable rate term loan facility, which increased interest expense by $21.2 million, compared to the comparable prior year periods. Additionally, we recorded a loss on modification and extinguishment of debt of $7.7 million during the three months ended September 30, 2023 related to the write-off of unamortized deferred financing fees, unamortized original issue discounts and new debt issuance costs in conjunction with the second amendment to the First Lien Term Loan Facility. The reduction to interest expense associated with the terminated interest rate swap agreements decreased $2.8 million during the nine months ended September 30, 2023, compared to the comparable prior year period contributing to the increase to interest expense. The increase in interest expense was partially offset by interest income earned from interest bearing cash equivalent accounts of $2.0 million during the nine months ended September 30, 2023, respectively.
On September 28, 2023, we entered into the Second Amended First Lien Term Loan Facility, bringing total indebtedness thereunder to $750.0 million, compared to approximately $699.5 million of indebtedness under that facility during the portion of 2023 preceding that date. This increase in indebtedness will add approximately $1.2 million in interest expense per quarter under the facility, assuming no changes in interest rates or outstanding principal.

Income Tax Expense (Benefit)
The effective tax rate for the three months ended September 30, 2023, was 155.5% compared to negative 295.5% for the three months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023, was 14.1% compared to negative 112.5% for the nine months ended September 30, 2022. The effective tax rate for the three and nine months ended September 30, 2023, compared to the prior year periods, changed primarily due to the release of our federal and state valuation allowances during the three months ended September 30, 2022.
The effective tax rate for the nine months ended September 30, 2023, differs from the federal statutory rate of 21% primarily due to state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations partially offset by the recognition of stranded deferred taxes in other accumulated comprehensive loss. The effective tax rate for the nine months ended September 30, 2022, differs from the federal statutory rate of 21% primarily due to valuation allowances, state taxes, and U.S. tax on foreign operations.
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
Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents, as applicable for the period, net income (loss) attributable to HireRight Holdings Corporation before income attributable to noncontrolling interest, interest expense, income taxes, depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percents)
Net income (loss) attributable to HireRight Holdings Corporation	$(1,655)	$93,289	$(7,054)	$129,299
Income attributable to noncontrolling interest	66	—	66	—
Income tax expense (benefit) (1)	4,450	(69,704)	863	(68,456)
Interest expense, net	22,447	8,457	48,392	20,971
Depreciation and amortization	19,063	17,946	56,246	54,056
EBITDA	44,371	49,988	98,513	135,870
Stock-based compensation	4,818	1,282	13,889	8,587
Realized and unrealized gain (loss) on foreign exchange	(212)	(780)	337	(795)
Restructuring charges (2)	5,975	—	23,964	—
Technology investments (3)	1,193	559	1,193	559
Amortization of cloud computing software costs (4)	1,727	980	5,012	1,446
Other items (5)	(5,761)	1,943	(5,059)	3,706
Adjusted EBITDA	$52,111	$53,972	$137,849	$149,373
Net income (loss) margin (6)	(0.9)%	44.4%	(1.3)%	20.5%
Adjusted EBITDA margin	27.7%	25.7%	24.8%	23.7%

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
(2)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $3.3 million and $11.1 million of severance and benefits related to impacted employees during the three and nine months ended September 30, 2023, respectively, (ii) $1.4 million and $8.6 million of professional service fees related to the execution of our cost savings initiatives during the three and nine months ended September 30, 2023, respectively, (iii) $0.4 million and $2.6 million related to the abandonment of certain of our leased facilities during the three and nine months ended September 30, 2023, respectively, and (iv) $0.9 million and $1.6 million related to the replacement of certain internal technology systems during the three and nine months ended September 30, 2023, respectively.
(3)Technology investments represent costs associated with the impairment of certain of our cloud computing software costs during the three and nine months ended September 30, 2023 and discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies during the three and nine months ended September 30, 2022.
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
(5)Other items for the three and nine months ended September 30, 2023 consist primarily of (i) an insurance recovery and related professional services fees of $6.8 million, net of fees payable to the Company’s outside counsel, in connection with litigation related to a predecessor entity of the Company for a claim dating back to 2009 and deemed to be outside the ordinary course of business. The reduction related to the insurance recovery is offset by (i) professional services fees of $0.6 million pertaining to other financing activities for both the three and nine months ended September 30, 2023, and (ii) $0.5 million and $1.2 million of professional services fees not related to core operations during the three and nine months ended September 30, 2023, respectively. Other items for the three and nine months ended September 30, 2022 include (i) costs of $0.4 million and $1.7 million associated with the implementation of a company-wide enterprise resource planning system during the three and nine months ended September 30, 2022, respectively, (ii) $1.0 million and $1.6 million of severance costs during the three and nine months ended September 30, 2022, (iii) $0.4 million related to professional services fees not related to core operations for the three and nine months ended September 30, 2022, and (iv) $0.2 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the nine months ended September 30, 2022. These costs were partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the nine months ended September 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business.
(6)Net income (loss) margin represents net income (loss) divided by revenues for the period.
Adjusted Net Income and Adjusted Diluted Earnings Per Share

In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) attributable to HireRight Holdings Corporation adjusted for income attributable to noncontrolling interest, amortization of acquired intangible assets, loss on modification and extinguishment of debt, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations, to which we apply a blended statutory tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by the weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.

The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) attributable to HireRight Holdings Corporation	$(1,655)	$93,289	$(7,054)	$129,299
Income attributable to noncontrolling interest	66	—	66	—
Income tax (benefit) expense (1)	4,450	(69,704)	863	(68,456)
Income (loss) before income taxes	2,861	23,585	(6,125)	60,843
Amortization of acquired intangible assets	16,142	15,353	47,020	46,335
Loss on modification and extinguishment of debt (2)	7,745	—	7,745	—
Interest expense swap adjustments (3)	(2,088)	(3,413)	(6,890)	(9,676)
Interest expense discounts (4)	789	790	2,402	2,549
Stock-based compensation	4,818	1,282	13,889	8,587
Realized and unrealized gain (loss) on foreign exchange	(212)	(780)	337	(795)
Restructuring charges (5)	5,975	—	23,964	—
Technology investments (6)	1,193	559	1,193	559
Amortization of cloud computing software costs (7)	1,727	980	5,012	1,446
Other items (8)	(5,761)	1,943	(5,059)	3,706
Adjusted income before income taxes	33,189	40,299	83,488	113,554
Adjusted income taxes (9)	8,629	10,478	21,707	29,524
Adjusted Net Income	$24,560	$29,821	$61,781	$84,030

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Diluted net income (loss) per share attributable to HireRight Holdings Corporation	$(0.02)	$1.17	$(0.10)	$1.63
Income attributable to noncontrolling interest	—	—	—	—
Income tax (benefit) expense (1)	0.06	(0.88)	0.01	(0.86)
Amortization of acquired intangible assets	0.23	0.19	0.65	0.58
Loss on modification and extinguishment of debt (2)	0.11	—	0.11	—
Interest expense swap adjustments (3)	(0.03)	(0.04)	(0.09)	(0.12)
Interest expense discounts (4)	0.01	0.01	0.03	0.03
Stock-based compensation	0.07	0.02	0.19	0.11
Realized and unrealized gain (loss) on foreign exchange	—	(0.01)	—	(0.01)
Restructuring charges (5)	0.09	—	0.33	—
Technology investments (6)	0.02	0.01	0.02	0.01
Amortization of cloud computing software costs (7)	0.02	0.01	0.07	0.02
Other items (8)	(0.08)	0.02	(0.07)	0.04
Adjusted income before income taxes	0.48	0.50	1.15	1.43
Adjusted income taxes (9)	(0.12)	(0.13)	(0.30)	(0.37)
Adjusted Diluted Earnings Per Share	$0.36	$0.37	$0.85	$1.06

Weighted average number of shares outstanding - diluted	69,090,882	79,542,715	73,080,851	79,476,574

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
(2)Loss on modification and extinguishment of debt is reported in interest expense and is related to the write-off of unamortized deferred financing fees, unamortized original issue discounts and new debt issuance costs in conjunction with the amendment to our amended first lien facilities during the three and nine months ended September 30, 2023.
(3)Interest expense swap adjustments consist of amortization of unrealized gains on our terminated interest rate swap agreements, which will be recognized through December 2023 as a reduction in interest expense.
(4)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(5)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $3.3 million and $11.1 million of severance and benefits related to impacted employees during the three and nine months ended September 30, 2023, respectively, (ii) $1.4 million and $8.6 million of professional service fees related to the execution of our cost savings initiatives during the three and nine months ended September 30, 2023, respectively, (iii) $0.4 million and $2.6 million related to the abandonment of certain of our leased facilities during the three and nine months ended September 30, 2023, respectively, and (iv) $0.9 million and $1.6 million related to the replacement of certain internal technology systems during the three and nine months ended September 30, 2023, respectively.

(6)Technology investments represent costs associated with the impairment of certain of our cloud computing software costs during the three and nine months ended September 30, 2023 and discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies.
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
(8)Other items for the three and nine months ended September 30, 2023 consist primarily of (i) an insurance recovery and related professional services fees of $6.8 million, net of fees payable to the Company’s outside counsel, in connection with litigation related to a predecessor entity of the Company for a claim dating back to 2009 and deemed to be outside the ordinary course of business. The reduction related to the insurance recovery is offset by (i) professional services fees of $0.6 million pertaining to other financing activities for both the three and nine months ended September 30, 2023, and (ii) $0.5 million and $1.2 million of professional services fees not related to core operations during the three and nine months ended September 30, 2023, respectively. Other items for the three and nine months ended September 30, 2022 include (i) costs of $0.4 million and $1.7 million associated with the implementation of a company-wide enterprise resource planning system during the three and nine months ended September 30, 2022, respectively, (ii) $1.0 million and $1.6 million of severance costs during the three and nine months ended September 30, 2022, (iii) $0.4 million related to professional services fees not related to core operations for the three and nine months ended September 30, 2022, and (iv) $0.2 million related to loss on disposal of assets and exit costs associated with one of our short-term leased facilities during the nine months ended September 30, 2022. These costs were partially offset by a reduction in previously accrued legal settlement expense of $0.6 million during the nine months ended September 30, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business.
(9)Adjusted income taxes are based on the tax laws in the jurisdictions in which the Company operates and exclude the impact of net operating losses and valuation allowances to calculate a non-GAAP blended statutory rate of 26% for the three and nine months ended September 30, 2023 and 2022. Adjusted income taxes for the three and nine months ended September 30, 2022 have been updated to conform to the current year methodology.
Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs and other tax attributes, for which the Company recognized an estimated total liability of $210.5 million, including a current portion of $27.0 million, as of September 30, 2023. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. Payments on the TRA will begin in the first quarter of 2024. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Unrestricted cash and cash equivalents as of September 30, 2023 was $103.2 million. As of September 30, 2023, cash held in foreign jurisdictions was approximately $22.0 million and is primarily related to international operations.

Debt
The Company currently has two long-term debt arrangements:
•The Second Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a Secured Overnight Financing Rate (“SOFR”) variable rate (5.39% at September 30, 2023) + 4.00%, maturing on September 30, 2030. Total principal outstanding balance on our debt was $750.0 million as of September 30, 2023 and $699.5 million as of December 31, 2022.
•The Second Amended Revolver Credit Facility, a first lien senior secured revolving credit facility in an aggregate principal amount of up to $160.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a SOFR variable rate (5.39% at September 30, 2023) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Second Amended First Lien Term Loan Facility. The Company had $158.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of September 30, 2023.
The Second Amended First Lien Term Loan Facility includes a springing financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was not subject to this covenant as of September 30, 2023, as outstanding loans and letters of credit under the Second Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
The Company’s obligations under the Second Amended First Lien Facilities are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries, as defined in the agreement, and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is owned by any credit party.
Operating Commitments

As of September 30, 2023, the Company had purchase obligations to various parties of approximately $35.3 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2025, and approximately $25.8 million of the total is expected to be paid within one year.
We expect that cash flow from operations and current cash balances, together with available borrowings under the Second Amended Revolving Credit Facility, will be sufficient to meet operating requirements as well as the obligations under the TRA through the next twelve months. Although we believe we have adequate sources of liquidity over the long term, cash available from operations could be affected by any general economic downturn or any decline or adverse changes in our business such as a loss of customers, market and or competitive pressures, unanticipated liabilities, or other significant changes in business environment. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.
Cash Flow Analysis
The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$50,628	$70,927
Net cash used in investing activities	(34,531)	(13,122)
Net cash used in financing activities	(76,255)	(25,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(60,158)	$32,755
Operating Activities

Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $50.6 million for the nine months ended September 30, 2023 compared to $70.9 million for the nine months ended September 30, 2022. The decrease in cash provided by operating activities was due primarily to net loss of $7.0 million for the current period compared to net income of $129.3 million for the prior year period, partly offset by the tax benefit from the release of the valuation allowance during the nine months ended September 30, 2022, and lower use of cash for working capital in the current period compared to the prior year period.
Investing Activities
Cash used in investing activities was $34.5 million during the nine months ended September 30, 2023, compared to $13.1 million during the nine months ended September 30, 2022. The increase was due primarily to an increase in cash used of $21.7 million related to the DTIS Acquisition. No comparable acquisition activity occurred during the nine months ended September 30, 2022. Other investing increased $2.0 million compared to the prior period, partly offset by decreases to purchases of property and equipment, as the company continues its cost savings initiatives.
Financing Activities
Cash used in financing activities was $76.3 million for the nine months ended September 30, 2023 compared to $25.1 million during the nine months ended September 30, 2022. The increase in cash used was due primarily to $109.6 million of repurchases of our common stock made under the share repurchase programs during the nine months ended September 30, 2023. This increase was partially offset by net proceeds from the Second Amended First Lien Term Loan Facility of approximately $37.2 million. Also offsetting the increase in cash used in financing activities were payments of $18.4 million for termination of interest rate swap agreements during the prior year period. Mandatory repayments on our debt facilities were $4.2 million and $6.3 million in the nine months ended September 30, 2023 and 2022, respectively.
Share Repurchase Program
On November 14, 2022, the Company announced the Initial Program. Pursuant to the Initial Program, the Company repurchased a total of 9,340,029 shares of the Company’s common stock at an average price paid of $10.79 per share.
On June 22, 2023, the Company announced the Second Program, which authorized the Company to repurchase up to an additional $25.0 million of the Company’s common stock. The Second Program was completed on August 28, 2023. Pursuant to the Second Program, the Company purchased a total of 2,334,511 shares of the Company’s common stock at an average price paid of $10.82 per share, including commissions paid and excise taxes.
On September 12, 2023, the Company announced the Third Program for repurchase of up to an additional $25.0 million of the Company’s common stock. As of September 30, 2023, the Company purchased 71,047 shares of the Company’s common stock at an average price paid of $9.57 per share, including commissions paid and excise taxes. Approximately $24.3 million remained available for future purchases under the Third Program. Repurchases under the Third Program continued at similar rates through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the Third Program following its termination.
Under the Third Program, the Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions and other general business considerations. The Third Program may be modified, suspended, or terminated at any time.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of the outstanding balance under the Second Amended First Lien Term Loan Facility, as well as any borrowings under the Second Amended Revolving Credit Facility. Our primary exposure is an increase in SOFR, which increases the interest rate we pay on the outstanding principal balance of our debt. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Any increases in our outstanding indebtedness will amplify the effects of increased interest rates.
As of September 30, 2023, the outstanding principal balance of $750.0 million on the Second Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.5 million.
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

Inflation Risk
Recent growth in inflation has increased and may continue to increase our operating costs. In response to inflation, the Federal Reserve has been raising interest rates and has indicated that it will continue to monitor economic data and some observers foresee possible future interest rate increases. Higher interest rates imposed by the Federal Reserve to address inflation will increase our interest expense. We also expect our labor costs to continue to increase due to the growing competition for labor and the effect of inflation on wage rates. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
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
(c) Changes in Internal Control over Financial Reporting
We have implemented business combination controls in connection with an acquisition during the quarter ended September 30, 2023.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On July 3, 2023, we completed the acquisition of 60% of the equity interests in Digital Trust Identity Services (“DTIS”). We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we anticipate that the internal control over financial reporting of DTIS will be excluded from management's assessment of internal control over financial reporting as of December 31, 2023.

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
See “Part I, Item 1. Financial Statements (unaudited) - Note 15 — Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information on legal proceedings.
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
Market uncertainty and potential disruption resulting from geopolitical tensions and armed conflicts of potentially significant scope represent material risks to the global economy and our business.
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
The following table summarizes the Company’s share repurchase program during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in millions)
July 1 — July 31, 2023	637,672	$11.09	637,672	$15.9
August 1 — August 31, 2023	1,512,839	10.64	1,512,839	—
September 1 — September 30, 2023	71,047	9.57	71,047	24.3
Total	2,221,558	$10.62	2,221,558	$24.3

(1)On November 14, 2022, the Company announced a $100.0 million share repurchase program that was completed on June 21, 2023 (the “Initial Program”). Pursuant to the Initial Program, the Company repurchased a total of 9,340,029 shares of the Company’s common stock at an average price paid of $10.79 per share, including commissions paid and excise taxes. On June 22, 2023, the Company announced an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock, par value $0.001 (the “Second Program”). The Second Program was completed on August 28, 2023. Pursuant to the Second Program, the Company repurchased a total of 2,334,511 shares of the Company’s common stock, at an average price paid of $10.82 per share, including commissions paid and excise taxes. On September 12, 2023, the Company announced a third share repurchase program for repurchase of up to an additional $25.0 million of the Company’s common stock, par value $0.001 (the “Third Program”). Repurchases under the Third Program continues through the date of filing of this report, and the Board of Directors has not yet determined whether to renew the Third Program following its termination.The Initial Program and the Second Program authorized, and the Third Program authorizes, repurchases in the open market in accordance with the requirements of Rule 10b-18, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. The Initial Program and the Second Program did not obligate the Company to acquire any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The Third Program has the same characteristics. All of the repurchases shown in the table were purchased as part of the Second Program or the Third Program, all of which were publicly announced and were structured to satisfy the conditions of Rule 10b-18. The table above shows repurchases under the Second Program during July and August, 2023 and the Third Program during September 2023. The fourth column in the table indicates the authorized dollar value remaining under the Second Program at the end of July and August and under the Third Program at the end of September.
Item 5. Other Information
Insider trading arrangements and policies
During the quarter ended September 30, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Incremental Second Amendment to First Lien Credit Agreement
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HireRight Holdings Corporation
Date: November 7, 2023

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2023

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)