Form 10-K
period 2023-12-31
HireRight Holdings Corp
filed 2024-03-12
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The registrant had outstanding 67,352,961 shares of common stock as of March 8, 2024.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $223.2 million, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

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
•We rely upon third party sources for the data we need to deliver our services, commercial providers of applicant tracking and human capital management systems for integration with many of our customers, and other vendors to help us fulfill our obligations to our customers. In some cases those third parties are the most practicable or only source of the data or services they provide, and they may increase the prices they charge us, fail to perform their obligations to us, or terminate their relationships with us. We may also be liable for their mistakes.
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
•Failure of our machine-learning models to operate properly or as we expect them to, could violate applicable law or cause us to inaccurately evaluate applicant information.
•Changes to the availability and permissible uses of personal information may reduce demand for our services.
•We operate in an intensely competitive market, and we may not be able to develop and maintain competitive advantages necessary to support our growth and profitability. The pending acquisition of Sterling Check Corp. by First Advantage Corporation would combine two of our principal competitors into a single organization larger than HireRight and with potentially with greater resources, which could present competitive challenges.
•We must improve our operating capabilities and profitability to continue to compete successfully.
•Our business is vulnerable to economic downturns and recent macroeconomic volatility has caused customers to adopt more cautious hiring practices, negatively affecting our financial outlook.
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
•We may require additional capital to support our business, which may not be available on reasonable terms or at all.
•In February 2024, we made an initial annual payment of $27.2 million to certain pre-IPO equityholders in respect of certain income tax benefits pursuant to the tax receivable agreement (“TRA”) we entered into in connection with our initial public offering (“IPO”), and we expect to make additional annual payments to our pre-IPO equityholders and their transferees under the TRA over the next 11 years totaling approximately $183.8 million. In certain cases, payments under the TRA may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.
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

PART I
ITEM 1. BUSINESS
Company Overview
HireRight Holdings Corporation (collectively “HireRight”, the “Company”, “we,” “us,” “our,” and similar references) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 37,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2023, we screened approximately 26 million job applicants, employees and contractors for our customers and processed over 95 million screens.
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
Our unified global software and data platform comprises a versatile set of software-based systems and databases that work together in support of the specific risk management and compliance objectives of any organization, regardless of size. Our customers and their applicants access our unified global platform through HireRight Screening Manager and HireRight Applicant Center, respectively. Our unified global platform also seamlessly integrates through the HireRight Connect application programming interface (“API”) with nearly all third-party HCM systems, including Ceridian, iCIMS, Oracle, UKG and Workday, providing convenience and flexibility for our customers. Additionally, backgroundchecks.com serves as our system for customers that prefer a self-service solution, including many of our SMB customers. All of these systems leverage our extensive access and connectivity to employee and job applicant data. We further differentiate ourselves in the market with a number of proprietary databases, including broad criminal records databases and sector-specific databases serving the transportation, retail, and gig economy markets. We are committed to continuing to invest in our unified global software and data platform to provide additional insights for our customers, support the innovation of new services, and enable further automation of our service delivery.
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
Merger Agreement with Principal Stockholders
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these consolidated financial statements.

On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Agreement states that each share of Company common stock outstanding as of the effective time of the merger will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.35.

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for either party to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 15, 2024. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $30 million or Parent to pay the Company a termination fee of $65 million, plus in either case enforcement costs not to exceed $2 million.

The Consummation of the Merger is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.
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
We believe our long-term growth expectations for our market are supported by a number of key secular demand drivers:
•The rapidly evolving global workforce: Multiple shifts in social norms and labor force dynamics have resulted in increasingly mobile and globalized workforces and demand for remote working arrangements. The growth of the gig economy has also been a major force driving increasing need for temporary, flexible and on-demand labor. As the economy has recovered from the effects of the COVID-19 pandemic, our business has been impacted by recent and continuing uncertainty around near-term macroeconomic conditions stemming from various factors including elevated inflation, declining customer confidence, volatile energy prices, rising interest rates, and geopolitical concerns including armed conflicts of potentially significant scope. These developments create new challenges for employers and require new approaches to background screening, monitoring, and overall workforce risk management and compliance.

•Secular trend towards greater job change velocity: Employees are changing jobs at an increasing rate with approximately 44 million Americans quitting their jobs in 2023 according to the U.S. Bureau of Labor Statistics. A key driver of this trend are younger “Millennial” employees, who have a median tenure at a single organization of less than 3 years. Increased velocity of job changes drives greater need for our services.
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

•Increasing adoption of ongoing monitoring services: The increasing focus on compliance is leading organizations to adopt ongoing monitoring services to enforce compliance with applicable regulatory requirements and adherence to the policies and values of the organization beyond the date of hire. Employers today are not solely focused on screening applicants prior to hiring; they are increasingly also focused on any material changes to an employee’s public profile, such as changes to a criminal record during the course of employment. Given the potential impact of adverse employee actions on an organization’s reputation, ongoing monitoring services provide employers with an important tool for risk mitigation. Ongoing monitoring services are also further enabled by the utilization of technology to automate service delivery and enhance the connectivity of data sources.
Our Services
Customers generally begin the background reporting process for a specific applicant by placing orders for our services through our unified global platform. Orders consist of various types and scopes of services including criminal record checks; verification of prior employment, possession of appropriate credentials and compliance with right-to-work, licensure and other regulatory requirements; driving record reporting; drug and health screening; identity confirmation; due diligence background reviews; financial background reporting; and compliance and business services as determined by each individual customer to meet its specific needs for a particular position, region and/or circumstance. Our services are supported by our strong data access capabilities and can be efficiently implemented directly into our customers’ workflows by using our advanced HCM system integration capabilities.
Criminal record checks
Criminal record checks include initial screening and ongoing monitoring of criminal histories and arrest records through our proprietary databases, direct integrations with public records, third-party data aggregators, and an expansive network of in-house and on-the-ground researchers with broad reach across jurisdictions. Our capabilities in criminal record checks are enhanced through various proprietary service components, such as Widescreen Plus, which enable us to uncover information beyond typical criteria like address history. Criminal records check activities include:
•Registry Search: Determination of whether an individual appears on a sanctions/exclusions database such as sex offender registries, abuse registries, and government watch lists.
•Criminal Search: Determination of whether criminal records exist for an individual based on review of various public records sources including courts, law enforcement agencies, and corrections and incarceration agencies.
•Criminal Monitoring: Ongoing monitoring to identify changes in criminal and registry records of an individual after the initial registry/criminal searches are conducted.
•Questionnaire: Facilitation of self-disclosed applicant criminal record information.
Verification services
Verification services substantiate applicant claims regarding education, professional credentials, employment history, and right-to-work employment eligibility through established relationships with key data sources. Our verification services include certain industry-specific adaptations such as United States Department of Transportation compliance and verification, United States Federal Aviation Administration pilot accident and incident reports, and healthcare sanctions. Verification services include these activities:
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
Driving background services
Driving background services provide initial screening and ongoing monitoring of motor vehicle operating records and licensing status, supported by direct connections to Bureau of Motor Vehicles/Department of Motor Vehicles records, as well as third-party data aggregators. Our services help employers comply with various Department of Transportation (“DOT”) regulations, including requirements for employers to obtain and review motor vehicle records for licensed commercial vehicle operators. Driving background services include these activities:
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

•Exam Management: Examinations to fulfill federal fitness for duty requirements (such as Federal Motor Carrier Safety Administration) as well as a full range of company-specific exams.
•Medical Questionnaire: A post-offer medical inquiry that gathers candidate/employee medical history pertinent for employment.
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
Identity services
Identity services provide customers with information to verify who they are hiring, using Social Security Trace and global passport verifications to establish a baseline confirmation of an applicant’s identity and obtain supplemental information to be leveraged in additional searches. Identity Services are often included as a foundational element of a customer order, and often yield key inputs for other services included in the report. Identity services include these activities:
•Global ID Check with Optional Liveness and Biometric Face Matching: Validates an applicant’s national identity document to determine its authenticity and validates the personal information in the document matches details provided by the applicant. Anti-spoofing liveness technology ensures an applicant is a real person in front of the camera used when completing the check. Biometric face matching matches the image of an applicant’s face to their identity document photo presented by the applicant during the identity verification process.
•SSN Verification: Verifies the name, date of birth and social security number (“SSN”) matches the Social Security Administration’s (“SSA’s”) records.
•SSN Trace: Retrieval of an applicant’s name and address history for a more robust public records search.

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
•Criminal Search: Determination of whether criminal court records exist for a subject based on government, court, and police information.
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
•Court Records: Use of courts as a primary source to obtain records such as criminal or civil court cases, recorded judgements or state tax liens.
•Financial Services: Questionnaire processing based on U.K. Financial Conduct Authority’s Form A.
•Healthcare: Determination of whether an individual appears on a sanctions/exclusions type database such as GSA/OIG and other government watch lists.
•Executive Intelligence: Comprehensive, research-focused background checks for high-risk/high-profile positions.
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
•Credit: Retrieval and aggregation of an individual’s credit history by searching multiple sources at locations corresponding to past addresses.
Compliance services
Our suite of managed and self-service adjudication and adverse action notification services help streamline hiring decision-making and communication processes and facilitate compliance and improve visibility and control for customers. Compliance services include these activities:
•Adjudication: Determination of adjudication status by HireRight or using self-service functionality based on the completed background report results.
•Adverse Action Notices: Processing of letters informing an applicant of a potentially adverse decision on employment for the applicant.
Business services
Our comprehensive business setup and our reporting and analytics tools aim to improve the management of customer onboarding workflows. Our data visualization tools provide easy to use, self-service dashboards to help organizations identify, view, analyze and understand how their workforce risk management and compliance programs are performing. Business services include these activities:
•Reports: Provision of standard and custom management reports that customers utilize to retrieve and understand details on their background check program.
•Data Insights: Establishment of a set of highly interactive analytics dashboards with rich data visualization that customers use to measure their program performance, track key metrics against their business goals, and pinpoint potential background check program issues.
•Court Records: Obtaining primary court records such as criminal or civil court cases, recorded judgements and state tax liens.

•Business Setup: Onboarding and verification services completed by HireRight upon new customer service initiation.
•Questionnaire: Establishment of customer configurable set applicant questions.
Our Unified Global Platform
We deliver workforce risk management and compliance solutions by way of our unified global software and data platform, which drives the request submission, communication, data aggregation, workflow orchestration, and delivery processes required by our services. Our unified global platform powers our organization’s ability to deliver our services at scale to customers across the globe, and is supported by proprietary, online software systems that connect directly with our customers and their global workforce as well as an industry-leading HireRight Connect API Suite and pre-built integrations with many applicant tracking systems (“ATS”) providers. Our unified global platform provides significant value to our customers with:
•Deep interconnectivity between international instances to enable customer provisioning globally, regionally, and locally.
•Redundant hosting centers with extensive backup capabilities to protect customer data from loss and provide dependable business resiliency.
•Horizontal scalability to enable rapid capacity expansion to handle even the most demanding enterprise customer loads.
•Highly flexible adaptability and extensibility to allow rapid integrations.
The unified global platform includes several key systems that play specific roles in the procurement and delivery process. Customers’ requests for services can be submitted through multiple points of interaction with our unified global platform, including HireRight’s Screening Manager or backgroundchecks.com interfaces, via a direct integration with their HCM system of choice, or with their own platform. Any required information submission from or communication with an applicant or worker is processed by way of the HireRight Applicant Center. A more detailed description of our systems and their role in our unified global platform is presented below:
HireRight Screening Manager
HireRight Screening Manager is our online software in-house application for our customers to access and manage the full suite of our services all from one location. Screening Manager system includes a comprehensive feature set, including placement of new screening requests, workflow management, order progress review, activity flagging, adjudication, completed report viewings and data analytics, among others. It is accessible through easy-to-navigate mobile and desktop user interfaces or via direct integrations with our customers’ HCM system of choice.
HireRight Applicant Center
HireRight Applicant Center is our award-winning secure applicant system, which consolidates all communication with our customers’ applicants to provide a transparent and simplified channel for interaction throughout the employment reporting process. The Applicant Center system includes functionality for applicants to establish their identity, submit supporting information, check status, and access help, FAQs and other resources to streamline the submission process. The system is accessible to applicants free of charge, and aims to improve the hiring process for our customers by expediting the reporting process, keeping applicants adequately informed of required and pending documentation requests, reducing unnecessary communications with applicant-visible status reports and document receipts, and providing Web Content Accessibility Guidelines 2.1-compliant accessibility features.

HireRight Connect API Suite

HireRight Connect is our API suite empowering customers and partners to build integrations quickly and easily with modern development tools and technologies. The HireRight Connect API enables organizations to design fully automated, scalable, and seamless integrations with our global platform. By providing integrated connectivity with customer workflows and infrastructure, we improve the efficiency and productivity of workforce risk management and compliance teams, while simplifying the setup and transition process for our new customers.
The HireRight Connect API Suite offers several APIs, including background check API, I-9 API, Monitoring Rosters and Alerts API, Industry Sharing Safety Program API, Employment History File Records Contribution API and Accounts API.

HireRight ATS Partner Integrations

HireRight offers pre-built integrations enabling customers to integrate HireRight screening solutions with their existing ATS provider. These integrations combine the strengths of HireRight’s screening solutions with the customers’ preferred HR and ATS providers. HireRight’s pre-built integrations include many of the industry’s leading platforms such as Ceridian, iCIMS, Oracle, UKG and Workday, to help improve the efficiency of the hiring process, with less steps and an improved speed-to-hire. Currently, we have more than 80 partner integrations with more than 55 HCM systems and are the exclusive provider of background screening services for the Oracle ISV Accelerator partner program.

backgroundchecks.com
backgroundchecks.com is our web application for use by SMB customers desiring a self-service solution for certain of our services. Services accessible via backgroundchecks.com are organized in pre-packaged reports and include tailored options for staffing, construction and manufacturing, retail, and volunteer organizations. These reports include combinations of criminal and civil court record searches, motor vehicle record checks, drug screening, education and employment verification, credential verifications, I-9 verifications, and E-Verify confirmations as defined by a customer’s selected service tier. The backgroundchecks.com system delivers the right balance of confidence, convenience, and economy to serve self-service and SMB customers.
Our Customers
We deliver our solutions to approximately 37,000 customers across the globe, ranging from SMBs to large, multinational enterprises. Our customer base spans numerous end markets including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail and not-for-profit. We serve multiple industry leaders within these end markets, including approximately 50% of the Fortune 100 as of 2023, while remaining highly diversified with no single customer representing more than 3% of annual revenues and our top 50 customers contributing 26% of annual revenues in 2023 in the aggregate. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues.
Business with our enterprise customers is generally established under multi-year contracts that define pricing and scope of services. We also provide self-service solutions for SMB and certain enterprise customers by way of backgroundchecks.com, which provides pre-defined pricing terms and services that are selected based on the customer’s preference. Our business agreements customarily do not include minimum volume thresholds or exclusivity requirements. We are therefore in an ongoing effort to win and retain our customers’ business by striving to consistently deliver high-quality service.
We seek to establish strong, long-term partnerships with our customers. We believe that we deliver a differentiated value proposition, supported by our technology leadership, history of innovation, and service excellence. We believe this differentiation is validated with the customer relationships that we have built, with an average enterprise customer tenure of nine years as of 2023. Additionally, we have demonstrated an ability to expand these relationships, growing our average order size.

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
Segments and Geographic Information
We operate in one reportable segment. See “Item 8. Financial Statements and Supplementary Data - Note 14 — Segments and Geographic Information” of this Annual Report on Form 10-K for financial information related to our segments and geographic information.
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
We will continue to innovate to maintain our leadership position and capitalize on underlying growth trends across our current end markets, while aggressively targeting expansion in those industries that offer the strongest demand characteristics for our services. These characteristics primarily concern the end-market’s workforce size and expected growth, hiring velocity and turnover, level of regulatory and other requirements such as the relative importance of reputational risk management, and expected levels of background screening service adoption, among others. We have identified three key end markets as significant opportunities for future expansion:
•Gig economy: Employment dynamics in the gig economy result in high rates of workforce churn and a distinctive, loosely associated labor force which generates new and increased demands for background screening and compliance services. We have built significant momentum in this sector with the addition of key new customers and the implementation of our proprietary database for the transportation network, ride-sharing, and delivery driver markets. We intend to leverage our leadership in this sector to expand our presence and continue to capitalize on the gig economy’s growth.
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
•Instant screening solutions: Our implementation of Instant Criminal Screening services enables us to provide significant flexibility for configurable searches by our customers, along with significantly increased service speeds.
•Automation: Our “automation-first” approach is exemplified by the usage of Robotic Process Automation (“RPA”) techniques across our unified global platform. We are also deploying artificial intelligence/machine learning solutions to handle more complex tasks like matching.
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
Disciplined growth through acquisitions
We maintain a disciplined approach to potential acquisitions but see a significant opportunity to accelerate and enhance our growth strategy via mergers and acquisitions. We have had success as an organization in driving value through acquisitions as evidenced by our combination with GIS in 2018, as well as the successful tuck-in acquisitions of certain entities specializing in screening services occurring in 2019 and various acquisitions in 2023, the largest of which was the acquisition of the majority interest in Digital Trusted Identity Services, LLC (“DTIS”). DTIS specializes in collecting and processing biometric and biographical data. Our approach to acquisitions will focus on three primary factors:
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
In concert with our direct sales efforts, we also leverage an established partner network to help influence new business and retention. We have built an extensive network of partnerships and integrations with leading HCM systems, such as Ceridian, iCIMS, Oracle, UKG and Workday. Our GTM teams work with these partners on new business and retention opportunities that include, or could include, both organizations. We also receive leads from these partners, alerting us to potential new business opportunities within their customer base and are the exclusive provider of background screening services for the Oracle ISV Accelerator partner program.
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
Competition
The market for workforce risk management and compliance solutions is evolving, fragmented, and highly competitive. We face competition from a range of enterprises, including other global competitors in addition to local and regional providers. We are among the largest providers in the market in terms of revenue and we believe only a few competitors have comparable scale, reach and capabilities. Our competitive landscape can be broken down into the following categories:
•Global providers: First Advantage, Sterling Talent Solutions
•Mid-tier providers: Accurate, Certiphi, Cisive
•“Insta-screen” solutions: Checkr, Asurint
We compete for business based on numerous factors including service quality; thoroughness, completeness and speed of results; breadth of offerings; technology and platform quality; ease of use through a unified global platform; price; reputation; and customer service. The pending acquisition of Sterling Check Corp. by First Advantage Corporation would combine two of our principal competitors into a single organization that would be our largest current competitor and could have greater resources than HireRight. This could present competitive challenges, particularly in our efforts to earn and retain the business of large global enterprise customers. See “Item 1A. — Risk Factors” for details on risks related to our competitive advantages.

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
Our technology organization evaluates new technologies on an on-going basis. We have dedicated staff and processes to monitor and review relevant technology advancements across architecture, infrastructure, software, data and data systems, information security, and user experience. We enhance and refine our technology platform to improve our customer’s experience, increase system availability, accelerate data processing and delivery, bolster information security, and reduce our cost structure. We are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. The technology will include smart learnings, reduce manual efforts and reduce our operating costs. Our investment in product and technology for the years ended December 31, 2023, and 2022 was $106.7 million and $121.9 million respectively, including our investments in product management, development, and delivery.
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
Seasonality
Different customer end markets have seasonal hiring needs that affect our order volumes. Depending upon business mix and market dynamics, our revenue may reflect underlying customer seasonality. Historically, we have experienced seasonal peaks during the second quarter of the year and during the peak hiring periods in September in preparation for the winter holidays, but there can be no assurances that such seasonal trends will consistently repeat each year. We believe the micro- and macroeconomic changes in the traditional workforce landscape have shown that traditional seasonality or periodic fluctuation may be changing and becoming more difficult to predict. Additionally, current macroeconomic conditions are volatile and the near-term macroeconomic outlook is uncertain due to inflation, declining consumer confidence, volatile energy prices, changing interest rates, and geopolitical concerns including armed conflicts of potentially significant scope. Customers can be expected to react to these uncertainties by reducing hiring, which in turn causes uncertainty in our near-term revenue outlook with our 2023 revenues and order volumes below 2022 levels.

Economic Conditions and Inflation
Our business is impacted by the overall economic environment and total employment and hiring, and there continues to be uncertainty around the near-term macroeconomic environment. This uncertainty stems from inflation, declining consumer confidence, volatile energy prices, changing interest rates, and geopolitical concerns including armed conflict of potentially significant scope. Each of these drivers has its own adverse impact and the outlook for our business remains uncertain. In 2022, the annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index, and while it has recently been falling by some measures, inflation remains elevated. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. For additional information on the impact of economic conditions and inflation, see “Item 7. — Management’s Discussion and Analysis — Factors Affecting Our Results of Operations — Economic Conditions” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Inflation Risk”.
Human Capital Resources
As of December 31, 2023, we employed approximately 3,190 employees. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. We also utilize third-party contractors as needed to provide flexibility to adjust to changing business environments. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees.
Our Values
We have a global code of conduct and ethics for which all employees must complete mandatory periodic training. We have established core values that are included in our onboarding curriculum for all employees. We refer to our core values as the CORE4 Values, which include: (i) service first mindset, (ii) grounded in respect, (iii) collaborative spirit, and (iv) sense of ownership. Our core values are integral to creating a work environment that allows and encourages all employees to perform their duties in an efficient and effective manner and to the best of their abilities. We have a recognition and awards program for employees who demonstrate these values.
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
In recognition of our commitment to our employees’ success, we launched the IGNITE program in 2022, which focuses on the professional growth of the Company’s employees through various career development initiatives. The program is intended to provide more opportunities for professional development, meaningful communication, and career growth. Additional development opportunities are offered through our learning academy, which is accessible to all employees through online tools and small learning segments to support just-in-time learning around and beyond the workshops.

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
HireRight is committed to ensuring that we provide a safe working environment within all our global offices. We understand that we owe both enforceable legal obligations and non-enforceable community responsibilities to our employees and members of the public who might be affected by our work activities. To demonstrate our commitment, we strive to fulfill various global health and safety objectives across our global premises. We aim to achieve a working environment which is free of work-related accidents and ill-health.
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
•various state consumer reporting agency laws and regulations, including the California Investigative Consumer Reporting Agencies Act (the “ICRAA”), and privacy laws in other states and some cities.
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
The FCRA and ICRAA
The FCRA and ICRAA regulate consumer reporting agencies, including us, as well as data furnishers and users of consumer reports. These laws govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating certain information relating to consumers for certain specified purposes; limit the type of information that may be reported by consumer reporting agencies and the distribution and use of consumer reports; and establish consumer rights to access, freeze and dispute information in their credit files. Consumer reporting agencies are required to follow reasonable procedures to assure maximum possible accuracy of the information concerning the individual about whom the report relates and if a consumer disputes the accuracy of any information in the consumer’s file, to conduct a reasonable reinvestigation. These laws impose many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. Violation can result in civil and criminal penalties as well as attorney fee shifting, which provides an incentive for consumers to bring individual or class action lawsuits against consumer reporting agencies for violations.

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

The GDPR and U.K. GDPR
Our operations in the European Economic Area are subject to the GDPR and, in the United Kingdom, the United Kingdom data protection regime consisting primarily of the U.K. GDPR and the U.K. Data Protection Act 2018. These laws establish significant data protection and privacy standards that empower individuals in the European Economic Area and the United Kingdom to exercise significant control over their personal data, and impose other operational and technical requirements with which we must comply, including as described in “Item 1A — Risk Factors”. Failure to comply with any provision of these laws could result in significant regulatory or other enforcement penalties.
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
In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and emerging growth companies that have opted out of the longer phase-in periods permitted under the JOBS Act and comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

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
Risks Related to Our Business Operations
The Merger Agreement entered into with our Principal Stockholders may not be adopted, may increase the volatility of the market price of our common stock and will result in certain costs and expenses.
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these consolidated financial statements.

On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Agreement states that each share of Company common stock outstanding as of the effective time of the merger will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.35.

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for either party to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 15, 2024. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $30 million or Parent to pay the Company a termination fee of $65 million, plus in either case enforcement costs not to exceed $2 million.

The Consummation of the Merger is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.

The market price of our common stock may reflect various assumptions as to whether the Merger with the Principal Stockholders will consummate. Variations in the market price of our common stock may occur as a result of changing assumptions regarding the Merger Agreement, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. If the Merger is not consummated, stockholders will not receive the consideration stated in the Merger Agreement and the price of our common stock could decline. As a result, failure to consummate the merger , could result in a significant change in the market price of our common stock.

We have incurred and expect to continue to incur costs in connection with the consideration of the Principal Stockholders’ proposal and potential related negotiations, including costs of financial and legal advisors to the Special Committee. Transactions such as the one proposed in the Principal Stockholders’ proposal often attract litigation, and we may be required to expend additional resources defending such litigation. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. In addition, uncertainty associated with the Merger Agreement could adversely affect the Company’s ability to attract, retain and motivate key employees and could be a source of concern for potential customers, which could have a negative effect on our operations and business plans.

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
There is no guarantee that we will be able to onboard newly contracted customers successfully, retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of or reduction in orders from any of our large customers could have a material adverse impact on our business.
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
In addition to relying on third-party sources for our data, we use third-party service providers to supplement our own staff and help us deliver our services. These service providers include business process outsourcing companies, court runners, and providers of additional assorted services, such as drug and health screening. These third parties enable us to adjust our staffing to changes in our order flow, and to access additional sources of information (such as local courthouses), and utilize certain facilities (such as medical testing or fingerprinting sites) that we cannot access efficiently using our own resources. While we impose various standards and requirements on these third parties, they are more difficult to monitor and control than our own personnel. Furthermore, these third parties can become unavailable to us for various reasons or increase their pricing, which can disrupt the processing of customer orders and increase costs for us and our customers.
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
The COVID-19 pandemic further exacerbated the risks associated with our use of third-party service providers, as large portions of the staffing provided by our business process outsourcing providers were forced to temporarily suspend services or transition to work from home set-ups because of the stay-at-home orders and quarantines. The infrastructure and procedures that we needed to put in place to support a work from home set-up and to coordinate efficiently and effectively with our third-party contractors required significant costs and time. As a result, we suffered significant losses of processing capacity and prolonged turnaround times for orders. Further, our costs increased as we turned to higher-cost labor sources to compensate. There are no assurances that the procedures we developed during the COVID-19 pandemic will suffice for future calamitous events or conditions. Future global economic slowdown could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Additional costs and further losses because of the pandemic may continue; any escalation of the pandemic or other calamitous events or conditions may result in reduced access to these third-party providers. Further, our efforts to manage these kinds of exigencies through business continuity and disaster recovery planning may not be effective.
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
We rely upon commercial providers of human capital management and applicant tracking systems for integration with many of our customers.
While we frequently integrate our operational systems directly with customers, in many cases these integrations are made through third-party human capital management systems or applicant tracking systems that our customers use to manage their workflows. We currently have over 80 integrated solutions with more than 55 HCM systems and ATS, and approximately 50% of our order volume flows through these third-party systems. Therefore, a significant portion of our business depends upon the willingness and ability of these HCM systems and ATS providers to maintain integrations with us and to keep those integrations and their systems operating correctly. Furthermore, when an HCM system or ATS is interposed between us and our customer, we must sometimes rely upon the provider of that HCM system or ATS to work cooperatively with us to address technical and compliance issues. HCM system and ATS providers may not share our priorities and we may have little ability to secure the degree of cooperation we need from them, so we have no assurances that these HCM system or ATS providers will cooperate with us or maintain their integrations. Any disruption to our ability to use these HCM systems, ATS and other integrations can have an adverse effect on the flow of data between us and our customers, which could jeopardize customer relationships, reduce our revenue, and impair our ability to manage that data flow in compliance with applicable laws and regulations.
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
It can be difficult, time-consuming, and expensive to recruit personnel with the combination of skills and attributes required to execute our business strategy, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Our personnel require significant training and it may take several months for new hires to achieve full productivity. As a result, we may incur significant costs to attract and retain employees, we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training, and we may have difficulty rapidly increasing our processing capacity in response to sudden increases in order volume. Moreover, new employees may not be or become as productive as we expect, and we may face challenges in adequately or appropriately integrating them into our workforce and culture. At times we have experienced elevated levels of unwanted turnover, and as our organization grows and changes and competition for talent increases, this type of attrition may increase. Periods of wage inflation exacerbate these risks and increase our operating expenses.
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
There have been and there may continue to be a significant number of new laws and regulations promulgated by federal, state, local, and foreign governments because of the COVID-19 pandemic. We have incurred additional costs in addressing regulatory requirements applicable to us and our customers. These regulations may be unclear, difficult to interpret or in conflict with other applicable regulations. The failure to comply with these new laws and regulations could result in financial penalties, legal proceedings, and reputational harm.
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
Goodwill and intangible assets represented approximately 73% and 71% of our consolidated assets at December 31, 2023 and December 31, 2022, respectively. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, or other variables. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, that might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. The amount of any impairment could be significant and any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and could have a material adverse effect on our business, results of operations and financial condition.
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
The availability of attorneys’ fees and statutory damages also makes class actions under the FCRA potentially lucrative for plaintiffs’ attorneys. Even minimal error rates produce a number of actionable claims against us when multiplied across the millions of reports we prepare, and an error in the design or execution of a process can affect large numbers of consumer reports to which that process applies, thereby creating class exposure to statutory damages of $1,000 per violation. This allows plaintiffs’ attorneys who seek the largest class possible, even if liability to the class is unlikely, to threaten aggregate statutory damages that might be excluded from or exceed the limits of our insurance, potentially by significant amounts.

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
We are subject to U.S. federal, state, and local laws and regulations related to background reporting. These laws and regulations are complex, stringent, and subject to evolving and often uncertain administrative and judicial application in ways that can be difficult to predict and can harm our business. For example, we are subject to the FCRA, the ICRAA, and other similar laws that impose many restrictions and process requirements upon “consumer reporting agencies” (like us) that provide those reports and customers that use them. The restrictions and process requirements largely relate to what we may report about an individual; when, to whom, and for what purposes we may report it; and how the subjects of consumer reports are to be treated. For example, under the FCRA, the consumer reporting agency providing a consumer report must follow reasonable procedures to assure the accuracy of the information reported, and may not report certain things, including adverse information (other than criminal convictions) that is more than seven years old, even if this information is otherwise available to our customer. A consumer report may not be furnished for employment purposes unless the subject of the report has authorized procurement of the report after receiving disclosure, in a document that consists solely of the disclosure, that such a consumer report may be obtained for that purpose. Before taking any adverse action based upon a consumer report prepared for employment purposes, the user of the report must provide the subject of the report with a copy of the report and certain required disclosures. If the subject of a consumer report disputes its accuracy, the consumer reporting agency must reinvestigate. Violations of FCRA can result in civil and criminal penalties. Regulatory enforcement of FCRA is under the purview of the U.S. Consumer Financial Protection Bureau (the “CFPB”), the U.S. Federal Trade Commission, and state attorneys general, acting alone or in concert with one another.
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
Any failure by us to comply with, or remedy any violations of, applicable laws and regulations, could result in substantial fines and restitution obligations. It could also result in court-ordered injunctions or administrative cease-and-desist orders or settlements that require us to modify our business practices in ways that are costly to implement or that reduce our efficiency or the utility of our services, or may prohibit conduct that would otherwise be legal and in which our competitors may engage. In addition, there may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our suppliers, our customers, or our competitors) that could decrease customer acceptance of our services.
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
Along with laws and regulations related to background reporting, other laws and regulations governing employment relationships and practices around the world also expose us to compliance requirements and enforcement risk. For example, laws prohibiting inquiry into a job applicant’s criminal history until after a conditional offer of employment is made require us to adapt our operational procedures. Identity and right-to-work verification requirements, such as U.S. I-9 compliance procedures, and drug-and-health screening requirements applicable to employment in certain industries can expose us to significant liability and regulatory penalties for errors we make in assisting our customers with these processes.
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
As a current example of this trend, in October of 2023, the U.S. Consumer Financial Protection Bureau convened a small-business review panel as the first step in a rulemaking under the FCRA. The proposals presented by the panel to small businesses did not have the text of proposed rules, so their impact is impossible to determine at this point. Any new rules consistent with those proposals will cause us to incur additional expenses to come into the compliance those rules; that expense could be one-time or recurring and could be material. Additionally, complying with those rules may diminish the value delivered by our services, such that customers are not willing to pay as much for them as they currently pay. Finally, it may not be possible to comply with the new rules at all as to some services, which would require us to discontinue those services.
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
In addition, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress. Various U.S. state legislatures have announced intentions to consider additional privacy legislation, and U.S. state legislatures have already passed and enacted comprehensive privacy legislation. For example, the CCPA imposes obligations and restrictions on businesses regarding their collection, use, processing, retaining and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. The CCPA exempts data that is covered by FCRA, GLBA, and DPPA and, therefore, much of our data is not subject to the CCPA. However, any information we hold about individual residents of California that is not subject to FCRA, GLBA, and DPPA may be subject to the CCPA. Because the CCPA is relatively new, there is still some uncertainty about how such exceptions may be applied under the CCPA. In addition, new laws and regulations proposed or enacted in a number of states impose, or have the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted.
In the European Economic Area, we are subject to the General Data Protection Regulation (the “GDPR”) and, in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation (“U.K. GDPR”) and the U.K. Data Protection Act 2018. The GDPR and U.K. GDPR are extremely broad and sweeping privacy laws that establish multiple privacy and data protection requirements, including with respect to criminal convictions data, that are in some respects more comprehensive than those of the U.S. and other countries where we operate. These requirements include providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data access); notifying data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Fines for certain breaches of the GDPR and the U.K. data protection regime are significant e.g., fines for certain breaches of the GDPR or the U.K. GDPR are up to the greater of €20 million / £17.5 million or 4 % of total global annual turnover. Other countries outside of the European Economic Area and the United Kingdom have also enacted comprehensive data protection legislation similar to the GDPR to which we are or may become subject in the future.
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
Our services are complex and can require a significant investment of time and resources to develop, test, introduce into use, and enhance. These activities can take longer than we expect. We are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. We began this project in the fall of 2021 with the assistance of a professional services firm and have built a modern core platform and certain applications. We have now brought the development in-house in order to control costs and integrate the engineering effort more closely with the business to facilitate the incorporation of our deep know-how into the systems. The project is expensive, complex, and time-consuming and will require us to hire and train additional engineering talent and manage change effectively over a period of years as we continue our development efforts and work to integrate the new systems into our operations. If we fail to execute this project successfully, our competitiveness and profitability will be adversely affected.
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
The technology that forms the basis of our unified platform is complex. Additionally, our unified platform interacts with a variety of systems in addition to our internal systems, including customer HCM systems and ATS providers as well as those of third-party data providers. The complexity of the technology we employ as well as the variety of networking configurations we run and applications to which our unified platform connects increases the likelihood of real or perceived errors, bugs or failures in those business environments. We test our software and products and material changes made to our unified platform, but errors, bugs or failures could exist and may not be found until after our products are deployed to our customers or until they disrupt operations. Any error, bug or failure could degrade the quality of service on our unified platform and adversely affect our customers’ business, which could in turn result in our loss of revenue, damage to our reputation and brand, and weakening of our competitive position. Additionally, we could face legal claims for breach of contract due to service level failures or statutory liability for process errors due to errors or bugs. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention away from the business and cause additional harm to our reputation and operating results.
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
We have technology development operations in Estonia and India, exposing us to risks that may be difficult to manage.
A significant portion of our software development and related technology operations are conducted in Estonia and India, and our ability to maintain our unified platform and adapt it to meet customer needs and market opportunities is vulnerable to constraint or disruption as a result of various factors including unavailability of sufficient engineering talent, power loss, local pandemic conditions, weather, and regional political unrest, such as the ongoing conflict between Russia and Ukraine.
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
We face significant competition in our industry. Although we are one of the largest participants in the market for background reporting and related services, our market share is relatively small due to the large number of competitors in the industry. We compete with companies close to our size that have capabilities similar to ours and could surpass us in capabilities and scale through their own organic growth or strategic acquisitions. We also compete with many smaller companies that may gain competitive advantages by focusing on particular geographies, market sectors, or discrete services. Barriers to entry are low in our business and, in general, all competitors have access to the same core sources of information that form the basis of background reports. Therefore, we must compete based upon our effectiveness at gathering and using that information more effectively than others to produce value-added insights, as well as our speed, accuracy, and ability to service a large customer base at scale and across diverse geographies and industries. This requires us to develop and maintain broad expertise, innovate new service offerings, and use technology effectively to improve our processes. If we are not able to outpace our competitors or keep up with their technological advances, we may lose a significant amount of business to those competitors.

The pending acquisition of Sterling Check Corp. by First Advantage Corporation would combine two of our principal competitors into a single organization. Whereas we, Sterling, and First Advantage have been roughly equal in size, their combination would create our largest current competitor, with potentially greater resources than HireRight. This could present competitive challenges, particularly in our efforts to earn and retain the business of large global enterprise customers. The combination also presents competitive opportunities for us, but we will need to be nimble and efficient to capitalize on those opportunities and our success in that regard is not assured.

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
Many customers stage regular request-for-proposal processes as a matter of procurement policy, which enables competitors to bid aggressively to try to capture their business. This puts pressure on our margins if we are not able to compete effectively without reducing our pricing.

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
Demand for our services is highly correlated to general levels of economic activity and the job market. Our customers are sensitive to changes in general economic conditions, the availability of affordable credit and capital, the level and volatility of interest rates, inflation, and consumer confidence, in all the markets in which we operate worldwide. When economic and market conditions turn adverse, our customers can be expected to curtail hiring, which presents considerable risks to our business and revenue. Current macroeconomic conditions are volatile and the near-term macroeconomic outlook is uncertain due to inflation, declining customer confidence, volatile energy prices, changing interest rates, and geopolitical concerns including armed conflicts of potentially significant scope. There continues to be uncertainty in our near-term revenue outlook.
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

Inflation may reduce our profitability.
Recent inflation that accompanied the COVID-19 recovery increased our operating costs. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. Competition for labor is becoming more acute and our labor costs have increased and will probably continue to increase as a result. We may not be able to raise our pricing sufficiently to offset our increased costs. Some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. Even if we are contractually permitted to increase prices, doing so could cause some customers to reduce their business with us. Some competitors may have different business models or lower costs than we do, enabling them to absorb inflation and compete aggressively with less adverse effect to their profitability. Further, portions of our costs are relatively fixed so it may not be possible for us to cut costs quickly or deeply enough to keep cost increases from adversely affecting our margins.
In response to post-COVID inflation, the Federal Reserve raised interest rates, which increased our interest expense on variable-rate borrowings under our credit facilities. Further, interest rate hikes or other factors could lead to recessionary conditions, which could adversely affect the global hiring market and therefore the demand for our services.
Risks Related to Our Indebtedness and Finances
Our existing indebtedness and other future payment obligations could adversely affect our business and growth prospects.
As of December 31, 2023, we had an aggregate of $750.0 million in principal amount outstanding under our first lien senior secured term loan facility. We entered into the facility on July 12, 2018, which was subsequently amended on June 3, 2022 and September 28, 2023. The initial facility together with the subsequent amendments is referred to herein as the “Credit Facility.” Additionally, in connection with our initial public offering, we entered into an income tax receivable agreement with our pre-IPO equityholders (the “TRA”). As of December 31, 2023, we had a total liability of $211.0 million in connection with the projected obligations under the TRA.
Our indebtedness and other obligations and the cash flow needed to satisfy them have important consequences, including:
•limiting funds otherwise available for financing our operational initiatives and capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and other obligations and any interest payments;
•making us more vulnerable to rising interest rates; and
•making us more vulnerable in the event of a downturn in our business.
Our level of indebtedness and other obligations, including the TRA, may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates have increased, and could continue to increase our borrowing costs. The U.S. Federal Reserve has raised interest rates in response to high inflation and may sustain or even increase these interest rates. Increases in interest rates directly impact the amount of interest we are required to pay on our floating rate indebtedness and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition, and results of operations.
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and other obligations and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control. If we cannot generate sufficient cash flow from operations to service our debt and other obligations, our liquidity position could be impaired and we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

The terms and conditions of our Credit Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans and advances;
•consolidate, merge, liquidate or dissolve;
•sell, transfer or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and
•materially alter the business we conduct.
The Credit Facility includes a financial maintenance covenant for the benefit of the revolving lenders thereunder, which limits us to a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). Our ability to satisfy this covenant can be affected by events beyond our control. As of December 31, 2023, we were in compliance with this financial covenant.
A breach of the covenants or restrictions under the Credit Facility could result in an event of default that may allow the creditors to accelerate the related debt. In the event the holders of our indebtedness accelerate the repayment of that indebtedness, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing; or
•unable to compete effectively or to take advantage of new business opportunities.
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
We made the first annual payment under the TRA in February 2024 in the amount of $27.2 million. We have significant existing tax basis in our assets as well as material net operating losses and disallowed interest expense carryforwards, and we expect to make additional material payments under the TRA. Although estimating the amount and timing of additional payments that may become due under the TRA is by its nature imprecise, we expect, assuming no material changes in the relevant tax law, that we and our subsidiaries will earn sufficient income to realize the full Pre-IPO Tax Benefits subject to the TRA, that future payments under the TRA will aggregate to approximately $183.8 million, which is the estimated total liability as of December 31, 2023, net of the initial payment that we made in February 2024. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. Payments in accordance with the TRA could have an adverse effect on our liquidity, financial condition, and results of operations. Any future changes in the realizability of the Pre-IPO Tax Benefits will impact the amount of the liability under the TRA. The payments under the TRA are not conditioned upon our pre-IPO equityholders’ continued ownership of us.
Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. Although the Credit Facility generally restricts distributions from our subsidiaries to us, it contains provisions that allow certain distributions which we believe will be sufficient to cover our payment obligations under the TRA. However, we may choose to utilize certain permitted distribution flexibility contained in our Credit Facility for other purposes, in which case our subsidiaries may be restricted from making distributions to us, which could affect our ability to make payments under the TRA. In addition, we may, in the future, refinance the Credit Facility, incur additional debt obligations or enter into other financing transactions on terms that may not be as favorable as our current Credit Facility. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries. There can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. To the extent we are unable to make payments under the agreement for any reason (including because our debt obligations restrict the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments under the TRA for any reason, such payments may be deferred indefinitely while accruing interest at a per annum rate of a London Interbank Offered Rate (“LIBOR”) plus 100 basis points (in the case of the deferral of such payments as a result of restrictions imposed under our debt obligations) or LIBOR plus 500 basis points (in the case of the deferral) of such payments for any other reason. These deferred payments could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.
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
In the case of certain mergers, asset sales and other transactions constituting a “change of control” under the TRA, the material breach of our obligations under the TRA, certain proceedings seeking liquidation, reorganization or other relief under bankruptcy, insolvency or similar law, or certain dispositions of assets not constituting a change of control, we will be required to make a payment to our pre-IPO equityholders (or their transferees or assignees) in an amount equal to the present value of future payments under the TRA (calculated based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income, using a discount rate equal to the lesser of (i) 650 basis points and (ii) LIBOR plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital). In these situations, our obligations under the TRA could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying the terms or structure of, or preventing potential mergers, asset sales, other forms of business combinations or other change of control transactions. As a result, the obligation to make payments under the TRA, including the acceleration of our obligation to make payments in the event of a “change of control,” could make us a less attractive target for a future acquisition. In addition, we could be required to make payments under the TRA that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
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

We may not be able to generate sufficient cash flow to meet our payment obligations under the Credit Facility and TRA and may be forced to take other actions to satisfy our obligations, including refinancing indebtedness, which may not be successful.
Our ability to make scheduled payments under the Credit Facility or TRA or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business, and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness or other obligations. Any failure to make payments of interest and principal on our outstanding indebtedness and other obligations on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not enable us to meet our obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our obligations. If we cannot meet our obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
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
Our available cash and cash equivalents, any cash we may generate from operations, and our available line of credit under the Credit Facility may not be adequate to meet our capital needs, and therefore we may need to engage in equity or debt financings to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
In 2021, a global consortium of countries agreed to establish a new framework for international tax reform, including the general rules for redefined jurisdictional taxation rights and a global minimum tax of 15%, referred to as the Global Anti-Base Erosion Pillar Two tax. In December 2022, the European Union member states voted unanimously to adopt a directive implementing the Pillar Two, or the Global minimum tax rules giving member states until December 31, 2023, to implement the directive into national legislation. Many of the member states have enacted minimum tax legislation in 2023 and others, including non-EU members, are considering law changes in the near term. Pursuant to the Pillar Two rules, if a jurisdiction has an effective tax rate below the 15% minimum tax, the company will have to pay a so-called “top-up” tax to bring such tax up to the 15% minimum tax rate. Beginning in 2024, the Company will be subject to the Pillar Two rules. The rules, however, contain various safe harbor exemptions which, if applicable, will eliminate any “top-up” tax. The Company has performed a preliminary assessment and has determined that it meets certain country by country reporting transitional safe harbor exemptions. Accordingly, the Company is not expected to incur a material tax under Pillar Two for its foreign jurisdictions in 2024.
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
We serve customers around the world and have operations in Europe, Asia (including India, Japan and Singapore), Australia, Canada, Mexico, Argentina, and Brazil. We plan to continue to expand internationally. Achieving our international objectives will require a significant amount of attention from our management, finance, legal, operations, compliance, sales, and engineering teams, as well as significant investment in developing the technology infrastructure necessary to deliver our services and maintain sales, delivery, support, and administrative capabilities in the countries where we operate. Attracting new customers outside the United States may require more time and expense than in the United States, in part due to language requirements and the need to educate such customers about our services, and we may not be successful in establishing and maintaining these relationships. The data center and telecommunications infrastructure in some overseas markets may not be as reliable as in North America and Europe, which could disrupt our operations. In addition, our international operations will require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the United States. Expanding internationally and building our overseas operations requires a significant amount of management and other employees’ time and focus as well as significant resources, which may divert attention and resources from operating activities and growing our business.
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
Investment funds managed by General Atlantic and investment funds managed by Stone Point Capital, referred to as our “Principal Stockholders,” together beneficially own approximately 75.2% of our common stock, which means that, based on their combined percentage voting power, the Principal Stockholders together control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of our board of directors (the “Board”) and all other corporate decisions. Therefore, we are permitted to elect not to comply with certain corporate governance requirements, including (1) those that would otherwise require our Board to have a majority of “independent directors” as such term is defined by applicable stock exchange rules, (2) those that would require that we establish a compensation committee composed entirely of “independent directors” and with a written charter addressing the committee’s purpose and responsibilities and (3) those that would require we have a nominating and governance committee comprised entirely of “independent directors” with a written charter addressing the committee’s purpose and responsibilities, or otherwise ensure that the nominees for directors are determined or recommended to our Board by the independent members of our Board pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws. Although we are currently complying with the corporate governance requirements related to board and committee independence, as long as we remain a controlled company we could in the future choose not to comply.
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
The Principal Stockholders recently submitted a non-binding proposal to acquire all of our outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share and subsequently a merger agreement was entered into to acquire the shares for $14.35 in cash per share. We can give no assurance that the Merger will be consummated. The consummation of any such transaction is subject to a number of contingencies that are beyond our control. See “Item 1A. Risk Factors — Risks Related to Our Business Operations — The Merger Agreement entered into with our Principal Stockholders may not execute, may increase the volatility of the market price of our common stock and will result in certain costs and expenses.”
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
Each of the Principal Stockholders and their affiliates engage in a broad spectrum of activities, including investments in the human resources and technology industries generally. In the ordinary course of their business activities, each of the Principal Stockholders and their affiliates may engage in activities in which their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of the Principal Stockholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), for which the fifth anniversary will occur in October 2026. If, however, certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would then cease to be an emerging growth company. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. In addition, we will choose to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we might provide less information to holders of our common stock than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
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
In addition to the Principal Stockholders’ aggregate beneficial ownership of approximately 75% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:
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
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors, or other constituents; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or of our certificate of incorporation or our bylaws; or (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The exclusive forum provision provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
As a result of our share repurchase program and open market purchases by our Principal Stockholders, our publicly traded shares represent approximately 25% of our outstanding common stock, up from approximately 22% as of December 31, 2022.
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
The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us and our business. We do not have any control over these analysts. If any of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if any of the analysts who cover us downgrades our stock, or if our results of operations do not meet their expectations, our stock price could decline.
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
As of December 31, 2023, we had 67,351,207 shares of common stock outstanding, excluding 3,754,477 restricted stock units (all of which are unvested) and options to purchase 1,596,780 shares of common stock under our 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which 764,844 are vested. In addition, we had options to purchase an aggregate of 2,896,018 shares of our common stock previously granted under the HireRight GIS Group Holdings LLC Equity Incentive Plan, of which 2,350,055 are vested. All of these outstanding stock awards, together with an additional 8,126,785 shares of our common stock available for issuance under our Omnibus Incentive Plan and 2,942,783 shares of common stock available for issuance under the employee stock purchase plan, and any increase in the shares available pursuant to the plans’ evergreen provisions, are registered for offer and sale on Form S-8 under the Securities Act of 1933. We also intend to register the offer and sale of all other shares of common stock that may be authorized under our current or future equity-based compensation plans, issued under equity plans we may assume in acquisitions, or issued as inducement awards under New York Stock Exchange rules. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, our Insider Trading Policy trading blackouts, and the restrictions of Rule 144 in the case of our affiliates.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Information security and data privacy are the foundation of our cybersecurity program. We have a dedicated team of members of management in cross functional roles devoted solely to our cybersecurity strategy, design, implementation, monitoring and continuous improvement. The cybersecurity team collaborates with both internal and external parties in the delivery of network security, anti-malware, email security, endpoint security, detection/alerting, application security, data security, identity and access management, incident response, cybersecurity awareness, vulnerability management, and IT risk and threat intelligence. The cybersecurity team is also responsible for informing management of material events and key developments and coordinating with other teams in information technology, legal and privacy, as appropriate for analysis and compliance with legal and contractual obligations. Certain state laws and regulations impose privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances.
We have established policies and standard operating procedures to define and implement our cybersecurity strategy, which includes multiple layers of administrative, operational, technical and physical safeguards used to protect information systems and data. Additionally, we have dedicated internal resources and processes in place for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our overall risk management processes. The processes for assessing, identifying and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, include identifying the relevant assets that could be affected, determining possible threat sources and threat events, assessing threats based on their potential likelihood and impact, and identifying controls that are in place or necessary to manage and/or mitigate such risks. Our third-party service providers are subject to a screening process, which includes risk and security assessments of the provider’s data security protocols and a review of contract terms to verify that privacy laws and consumer data protection regulations are considered and incorporated into the services provided to us.
We have implemented internal controls designed to both prevent and detect cyber attacks and continue to review and enhance our internal controls and procedures in response to the heightened risk and occurrence of cyber threats. Our cybersecurity controls, which are the mechanisms in place to prevent, detect and mitigate risks in accordance with our policies and procedures, are designed to satisfy the regulatory requirements to which we are subject and are monitored and tested both internally and externally. We are currently ISO27001 certified and obtain an annual SOC2, Type 2 report from a qualified external auditor attesting to the effectiveness of our key cybersecurity controls. Additionally, we maintain redundant data center capabilities for business continuity and disaster recovery in the event of a cybersecurity incident that impacts the availability of our primary operational platforms. Continuously enhancing our IT environment to meet the increasing needs of cybersecurity and privacy regulations remains a top priority.
Incident Response
Our cybersecurity strategy includes considerations around incident detection and response. We maintain a current cybersecurity incident response plan to prepare for, detect, respond to, and learn from cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management. Additionally, we have engaged a leader in third-party security solutions to conduct periodic technical and management tabletop exercises to assist in preparing for and responding to cybersecurity incidents. These preparedness exercises are intended to provide hands-on training for the participants and helps us to assess our processes and capabilities in addressing cybersecurity threats. We maintain documented incident response protocols to ensure immediate and consistent application of our processes in the event of an incident. Management and the Board of Directors are apprised of cybersecurity incidents deemed to have a moderate or higher impact to our business, even if the event is ultimately determined to be immaterial.
Governance
We employ a governance framework that facilitates awareness, oversight accountabilities and risk management activities across the business. This framework includes oversight by the Privacy and Cybersecurity Committee of our Board of Directors, which reviews the effectiveness of the Company’s governance and management of information technology risks, including those relating to business continuity, cybersecurity, regulatory compliance and data management. Members of the Privacy and Cybersecurity Committee have broad ranges of expertise and experience in information technology and security. Our chairman of the committee has over twenty years of experience in the field of information security management, having previously held various management and executive-level positions specializing in data center infrastructure and cloud usage, IT systems, consumer identity systems, and back office platforms, The Audit Committee of our Board of Directors is responsible for oversight of our disclosures with respect to cybersecurity incidents or breaches and related compliance matters.
In addition to oversight by our Board of Directors and other committees, management meets at least quarterly to consider cybersecurity threats or incidents and the impact they may have on our results of operations. Cybersecurity threats or incidents are considered on both a stand alone and aggregate basis to properly assess the impact of such events and the need for disclosure on Form 8-K as required by SEC rules requiring public companies to promptly disclose material cybersecurity incidents. To date, the risks from cybersecurity threats, including as a result of any previous immaterial cybersecurity incidents, have not materially affected our business strategy, results of operations, or financial condition.
ITEM 2. PROPERTIES
Facilities
Our corporate office is located in Nashville, Tennessee at 100 Centerview Drive, Suite 300. We also have offices in the United States, Canada, Mexico, Brazil, India, the United Kingdom, Estonia, Poland, Dubai, Singapore, Philippines, Australia and Japan. We hold market standard office leases for our office spaces and do not own any of our offices or facilities. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
See “Item 8. Financial Statements and Supplementary Data - Note 16 — Legal Proceedings” of this Annual Report on Form 10-K for additional information on legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “HRT.”
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

Comparison of Cumulative Total Return
Among HireRight Holdings Corporation, a Peer Index and the S&P 500
120
110
100
90
80
70
60
50
40
10/29/21
12/31/21
2/28/22
4/29/22
6/30/22
8/31/22
10/31/22
12/31/22
2/28/23
4/28/23
6/30/23
8/31/23
10/31/23
12/29/23
HRT
Peer Index
S&P 500

Holders of Record
As of March 8, 2024, there were 11 stockholders of record of our common stock. The number does not represent the actual number of beneficial owners of our common stock because many shares are held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and meet our debt service and TRA obligations, and to potentially repay indebtedness in excess of our mandatory repayment obligations, and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.
Repurchases of Common Stock
The following table summarizes the Company’s share repurchase program during the fourth quarter of the fiscal year ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in millions)
October 1 — October 31, 2023	633,407	$10.04	633,407	$18.0
November 1 — November 30, 2023	469,098	9.68	469,098	13.5
December 1 — December 31, 2023	—	—	—	13.5
Total	1,102,505	$9.88	1,102,505	$13.5

(1)On November 13, 2022, the Company's Board of Directors authorized a share repurchase program that was completed on June 21, 2023 (the “Initial Program”). Pursuant to the Initial Program, the Company repurchased a total of 9,340,029 shares of the Company’s common stock at an average price paid of $10.79 per share, including commissions paid and excise taxes. On June 22, 2023, the Company announced an additional share repurchase program for repurchase of up to an additional $25.0 million of the Company's common stock, par value $0.001 (the “Second Program”). The Second Program was completed on August 28, 2023. Pursuant to the Second Program, the Company repurchased a total of 2,334,511 shares of the Company’s common stock, at an average price paid of $10.82 per share, including commissions paid and excise taxes. On September 12, 2023, the Company announced a third share repurchase program for repurchase of up to an additional $25.0 million of the Company’s common stock, par value $0.001 (the “Third Program”). The Initial Program and the Second Program authorized, and the Third Program authorizes, repurchases in the open market in accordance with the requirements of Rule 10b-18, in privately negotiated transactions or otherwise, including through Rule 10b5-1 trading plans, with the amount and timing of repurchases depending on stock price, trading volume, market conditions and other general business considerations. The Initial Program and the Second Program did not obligate the Company to acquire any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The Third Program has the same characteristics. All of the repurchases shown in the table were purchased as part of the Third Program, which was publicly announced and was structured to satisfy the conditions of Rule 10b-18. Repurchases under the Third Program were suspended on November 17, 2023 due to the filing by affiliates of General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) of 13D amendments disclosing their formation of a joint bidding group to work together to potentially submit a preliminary non-binding proposal to the Board to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders. The fourth column in the table indicates the authorized dollar value remaining under the Third Program when the purchases were suspended.

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
Business Overview
HireRight Holdings Corporation (“HireRight” or the “Company”) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 37,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2023, we screened approximately 26 million job applicants, employees and contractors for our customers and processed over 95 million screens.
Factors Affecting Our Results of Operations
Economic Conditions
Our business is impacted by the overall economic environment and total employment and hiring. The rapidly changing dynamics of the global workforce are increasing complexity and regulatory scrutiny for employers, bolstering the importance of the solutions we deliver. We have benefited from key demand drivers, which increase the need for more flexible, comprehensive screening and hiring solutions in the current environment. Our customers are a diverse set of organizations, from large-scale multinational businesses to small and medium businesses across a broad range of industries, including transportation, healthcare, technology, financial services, business and consumer services, manufacturing, education, retail, and not-for-profit. Hiring requirements and regulatory considerations can vary significantly across the different types of customers, geographies and industry sectors we serve, creating demand for the extensive institutional knowledge we have developed from our decades of experience.
There continues to be uncertainty around near-term macroeconomic conditions. This uncertainty stems from inflation, declining customer confidence, volatile energy prices, changing interest rates, and geopolitical concerns including armed conflicts of potentially significant scope. Each of these drivers has its own adverse impact. In 2022, the annual inflation rate in the United States reached nearly the highest rate in more than three decades, as measured by the Consumer Price Index, and while it has recently been falling by some measures, inflation remains elevated. Inflation puts pressure on our suppliers, resulting in increased data costs, and also increases our employment and other expenses. A sustained recession would have an adverse impact on the global hiring market and therefore the demand for our services. Slowing demand for our services will adversely affect our future results. Additionally rising interest rates will lead directly to higher interest expense. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Inflation Risk” for additional information on the impact of interest rates and inflation on our business. Although the majority of our cost of services is variable in nature and will move in tandem with revenue increases or decreases, there can be no assurance that we can reduce our cost of services in proportion to changes in revenue.
Prior to September 30, 2022, the Company’s net U.S. federal and state deferred tax assets were fully offset by a valuation allowance, excluding a portion of its deferred tax liabilities for tax deductible goodwill, primarily as a result of the Company’s lack of U.S. earnings history and cumulative loss position. The Company prepares a quarterly analysis of its deferred tax assets which considers positive and negative evidence, including its cumulative income (loss) position, revenue growth, continuing and improved profitability, and expectations regarding future profitability. Although the Company believes its estimates are reasonable, the ultimate determination of the appropriate amount of valuation allowance involves significant judgment.
During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable and the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. In making the determination to release the valuation allowance, the Company considered its movement into a cumulative income position for the most recent three-year period, the significant decrease in its interest expense from the paydown of debt in the fourth quarter of 2021 using IPO proceeds, its seventh consecutive quarter of operating income, forecasts of future earnings for its U.S. operations, and other factors. The release of the valuation allowance resulted in a non-cash deferred tax benefit of $96.6 million, which materially decreased the Company’s income tax expense during the year ended December 31, 2022.
2023 Developments
Merger Agreement with Principal Stockholders
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these consolidated financial statements.

On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Agreement states that each share of Company common stock outstanding as of the effective time of the merger will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.35.

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for either party to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 15, 2024. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $30 million or Parent to pay the Company a termination fee of $65 million, plus in either case enforcement costs not to exceed $2 million.

The Consummation of the Merger is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.
Credit Facility
On September 28, 2023, the Company entered into a second amendment to our first lien term loan facility with the lenders party thereto and Bank of America, N.A. as administrative agent, collateral agent and a letter of credit issuer. We entered into the facility on July 12, 2018, which was subsequently amended on June 3, 2022 and September 28, 2023. The initial facility together with the subsequent amendments is referred to herein as the “Credit Facility.” See “Item 8. Financial Statements and Supplementary Data - Note 9 — Debt” for additional information.

Also see — Results of Operations for additional information on the impacts of the second amendment to certain line items of our consolidated statements of operations.
Insurance Recovery
On September 14, 2023, the Company reached a settlement to recover a portion of the costs associated with a litigation settlement related to 24 lawsuits that had been filed in 2009 and 2010 against HireRight Solutions, Inc., which is the predecessor to the Company’s subsidiary HireRight, LLC (“Old HireRight”). Recovery was sought from Old HireRight’s insurer and the settlement has been recorded within selling, general and administrative expenses in the consolidated statements of operations. See “Item 8. Financial Statements and Supplementary Data - Note 15 — Legal Proceedings” for additional information.
DTIS Acquisition
On July 3, 2023, the Company completed the acquisition of 60% of the equity interests of Digital Trusted Identity Services, LLC (“DTIS”), an FBI-approved channeler (which submits fingerprints to the FBI and receives FBI criminal history record information) specializing in collecting and processing biometric and biographical data, The total purchase price of the acquisition was $26.5 million, including a one-year $2.3 million cash holdback. See “Item 8. Financial Statements and Supplementary Data - Note 3 — Business Combinations for additional information.
Share Repurchase Programs
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
The Initial Program and the Second Program did not obligate the Company to acquire any particular amount of common stock and could be extended, modified, suspended, or discontinued at any time at the Company's discretion. The Third Program has the same characteristics. The repurchased shares under the Initial Program, the Second Program, and the Third Program are recorded as “Treasury stock” on the Company's consolidated balance sheets. On November 17, 2023, we suspended the Third Program due to the receipt of the proposal from the Principal Stockholders. See “— Liquidity and Capital Resources — Share Repurchase Program” for additional information.
Global Restructuring Plan
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability in response to ongoing uncertain macroeconomic conditions. The plan, which involves a reduction in force, offshoring of certain functions, and other measures designed to reduce cost and compensate for reduced order volumes, was initiated in the first quarter of 2023 and is expected to continue through 2024 as the Company implements existing plans and evaluates further opportunities. During the year ended December 31, 2023, the Company recognized restructuring charges of $18.3 million, primarily for employee severance and benefits in connection with the workforce reduction, accelerated rent expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees during the year ended December 31, 2023, of $9.7 million, for consulting costs related to the execution of the global restructuring plan. See “Item 8. Financial Statements and Supplementary Data - Note 24 — Restructuring and Related Charges” for additional information.
The Company expects to recognize additional restructuring charges through the first half 2024 of $2.0 million to $3.0 million, primarily for severance and benefits, professional service fees, and transition costs. Once completed we estimate annualized gross savings of approximately $50.0 million under the global restructuring plan. However, we may not be able to fully realize the cost savings and benefits anticipated from the global restructuring plan, and the expected charges may be greater than expected, including charges for additional severance and professional service fees.
Key Components of Our Results from Operations
Revenues
The Company generates revenues from background screening and related compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 26%, 28%, and 30% of revenues for the years ended December 31, 2023, 2022, and 2021 respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail, and not-for-profit. None of the Company’s customers individually accounted for greater than 3%, of revenues for the years ended December 31, 2023 and 2022 or for greater than 5% of revenues for the year ended December 31, 2021. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues. Revenues for the year ended December 31, 2023 from these customers decreased 13% compared to the prior year period, led by reductions in order volumes from technology and financial services companies. Revenues for the years ended December 31, 2022 and 2021 for these customers increased 14% and 43%, respectively, over the prior year periods.
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
Other expenses consist of interest expense relating to our credit facilities and interest rate swap agreements, foreign exchange gains and losses, as well as other expenses. On our consolidated statements of operations, interest expense is netted with interest income, which is derived primarily from cash and cash equivalent balances held in interest-bearing accounts. The majority of our receivables and payables are denominated in U.S. dollars, but we also earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Euro, the British pound, the Polish zloty, the Australian dollar, the Canadian dollar, the Singapore dollar, the Mexican peso, the Japanese yen, and the Indian rupee, among others. Therefore, increases or decreases in the value of the U.S. dollar against these currencies could result in realized and unrealized gains and losses in foreign exchange. However, to the extent we earn revenues in currencies other than the U.S. dollar, we generally pay a corresponding amount of expenses in such currency and therefore the cumulative impact of these foreign exchange fluctuations is not generally deemed material to our financial performance.
Income tax expense (benefit) consists of foreign, U.S. federal, state and local income taxes based on income in multiple jurisdictions for our subsidiaries.

Results of Operations
Comparison of Results of Operations for the Year Ended December 31, 2023 versus the Year Ended December 31, 2022 and the Year Ended December 31, 2022 versus the Year Ended December 31, 2021
The following table presents operating results for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except percent of revenues)
Revenues	$721,877	100.0%	$806,668	100.0%	$730,056	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	375,998	52.1%	435,740	54.0%	406,671	55.7%
Selling, general and administrative	214,559	29.7%	200,853	24.9%	188,298	25.8%
Depreciation and amortization	75,244	10.4%	71,959	8.9%	78,357	10.7%
Total expenses	665,801	92.2%	708,552	87.8%	673,326	92.2%
Operating income	56,076	7.8%	98,116	12.2%	56,730	7.8%

Other expenses
Interest expense, net	64,722	9.0%	32,122	4.0%	74,815	10.2%
Other expense, net	2,879	0.4%	472	0.1%	532	0.1%
Total other expenses	67,601	9.4%	32,594	4.0%	75,347	10.3%
Income (loss) before income taxes	(11,525)	(1.6)%	65,522	8.1%	(18,617)	(2.6)%
Income tax expense (benefit)	144	—%	(79,052)	(9.8)%	2,686	0.4%
Net income (loss)	$(11,669)	(1.6)%	$144,574	17.9%	$(21,303)	(2.9)%
Less: Net loss attributable to noncontrolling interest	$(109)	—%	$—	—%	$—	—%
Net income (loss) attributable to HireRight Holdings Corporation	$(11,560)	(1.6)%	$144,574	17.9%	$(21,303)	(2.9)%
Revenues
Revenues for the year ended December 31, 2023 decreased to $721.9 million, a decrease of $84.8 million, or 10.5%, from the prior-year period, primarily driven by lower order volumes from existing customers due to their efforts to rightsize their workforce in response to macroeconomic pressures and uncertainties. These effects were more pronounced in our technology and services verticals, which represented $63.5 million of the total $84.8 million decrease. Revenues from our remaining customer groups represented a net decrease of $21.3 million for the same reasons noted above.
From a geographical perspective, revenues from international and United States regions decreased by $7.5 million, or 12.0%, and by $77.3 million, or 10.4%, respectively, during the year ended December 31, 2023 compared to the year ended December 31, 2022. Declining revenues from our technology and services verticals were particularly noted in our APAC and India regions.
Revenues for the year ended December 31, 2022 increased to $806.7 million, an increase of $76.6 million, or 10.5%, from the prior-year period, primarily driven by higher average order values associated with existing customers and sales to new customers. Revenues from international and United States regions increased by $7.5 million, or 13.6%, and by $69.1 million, or 10.2%, respectively, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The strengthening of the U.S. dollar against the British pound during the year ended December 31, 2022, compared to the prior year period, had an unfavorable impact on revenue from international regions. On a constant currency basis, United Kingdom revenues would have been $5.4 million higher than actual revenues. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparable period.
Cost of Services (exclusive of depreciation and amortization below)
Cost of services for the year ended December 31, 2023 decreased to $376.0 million, a decrease of $59.7 million, or 13.7%, from the prior-year period, primarily due to lower order volumes, decreased data costs, lower contract labor costs, and lower average labor costs per background screen. Cost of services as a percent of revenues decreased to 52.1% for the year ended December 31, 2023 compared to 54.0% for the year ended December 31, 2022, primarily driven by lower average labor costs per background screen as a result of process improvements associated with our technology initiatives, increased usage of offshore labor, and lower costs related to contract labor.
Cost of services for the year ended December 31, 2022 increased to $435.7 million, an increase of $29.1 million, or 7.1%, from the prior year period, primarily due to higher data costs, higher medical laboratory and collection fees, and increased incentive compensation and fringe benefit programs to keep up with market conditions. Cost of services as a percent of revenues decreased to 54.0% for the year ended December 31, 2022 compared to 55.7% for the year ended December 31, 2021, primarily driven by lower average labor costs per background screen as a result of process improvements resulting from our ongoing technology initiatives as well as an increase in the use of offshore labor.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2023 increased to $214.6 million, an increase of $13.7 million, or 6.8%, from the prior-year period, primarily due to an increase in professional services fees of $8.3 million, related to our technology initiatives and our global restructuring plan. Amortization of capitalized implementation costs for cloud computing IT systems, technology maintenance and telecom costs increased $7.8 million, and personnel related expenses increased $7.4 million, primarily attributable to employee severance and employee benefits related to our global restructuring plan. Excluding severance and stock compensation expense, personnel related expenses would have decreased by $4.3 million. Additionally, costs of $1.3 million related to other financing activities contributed to the increase in SG&A expense. The increases in SG&A expenses were partially offset by an insurance recovery of legal settlement expenses and related professional services fees of $6.8 million, primarily associated with a single litigation matter related to a predecessor entity of the Company for a claim dating back to 2009. Other offsetting decreases included a reduction in bad debt expense of $2.3 million and $2.2 million related to reductions in various other costs. SG&A as a percent of revenues for the year ended December 31, 2023 increased to 29.7% from 24.9% for the year ended December 31, 2022, primarily due to the impact of lower revenues and expenses related to the global restructuring plan.
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2022 increased to $200.9 million, an increase of $12.6 million, or 6.7%, from the prior year period, primarily due to increases in personnel costs of $19.0 million, investments in technology of $5.1 million, and the addition of public company costs of $5.1 million. Of the $19.0 million increase in personnel costs, $5.9 million was related to stock-based compensation and $13.1 million was related to increased salary expenses, incentive compensation and fringe benefit programs. The increases were partially offset by a decrease in facility related expenses of $14.9 million. SG&A as a percent of revenues for the year ended December 31, 2022 decreased slightly to 24.9% from 25.8% for the year ended December 31, 2021.
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
Depreciation and Amortization
Depreciation and amortization expense increased to $75.2 million, an increase of $3.3 million, or 4.6%, from the prior year period primarily due to increases in depreciation expense of $2.0 million related to software. Amortization expense of $0.9 million related to the biometric platform intangible asset resulting from the acquisition of an equity interest in DTIS also contributed to the increase in depreciation and amortization expense compared to the prior year.
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
Interest Expense
Interest expense for the year ended December 31, 2023 increased to $64.7 million, an increase of $32.6 million, or 101.5%, from the prior-year period, primarily due to rising interest rates on our variable rate term loan facility, which increased interest expense by $25.2 million, compared to the comparable prior year period. Additionally, we recorded a loss on modification and extinguishment of debt of $7.7 million during 2023 related to the write-off of unamortized deferred financing fees, unamortized original issue discounts and new debt issuance costs in conjunction with the second amendment to the first lien term loan facility. The reduction to interest expense associated with the terminated interest rate swap agreements decreased $3.8 million during the year ended December 31, 2023, compared to the comparable prior year period, contributing to the increase in interest expense. The increase in interest expense was partially offset by interest income earned from interest bearing cash equivalent accounts of $2.4 million during the year ended December 31, 2023.
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
Income Tax (Benefit) Expense
Income tax expense for the year ended December 31, 2023 increased to $0.1 million, an increase of $79.2 million, from the prior-year period, primarily resulting from the release of the U.S. federal and state valuation allowances during 2022. The effective tax rate for the year ended December 31, 2023 differs from the federal statutory rate of 21% primarily due to U.S. tax on foreign operations and non-deductible stock-based compensation expense, which is partially offset by the recognition of stranded deferred tax balances in other accumulated comprehensive loss.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents, as applicable for the period, net income (loss) before interest expense, income taxes, depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud computing software costs, legal settlement costs or insurance recoveries deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. Adjusted EBITDA and Adjusted EBITDA margin are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
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

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percents)
Net income (loss) attributable to HireRight Holdings Corporation	$(11,560)	$144,574	$(21,303)
Loss attributable to noncontrolling interest	(109)	—	—
Income tax expense (benefit) (1)	144	(79,052)	2,686
Interest expense, net	64,722	32,122	74,815
Depreciation and amortization	75,244	71,959	78,357
EBITDA	128,441	169,603	134,555
Stock-based compensation	18,738	11,474	4,528
Realized and unrealized loss on foreign exchange	1,059	323	424
Restructuring charges (2)	28,004	—	—
Technology investments (3)	1,193	563	3,567
Amortization of cloud computing software costs (4)	6,744	2,690	21
Other items (5)	(3,821)	3,657	17,123
Adjusted EBITDA	$180,358	$188,310	$160,218
Net income (loss) margin (6)	(1.6)%	17.9%	2.9%
Adjusted EBITDA margin	25.0%	23.3%	21.9%
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
(2)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $13.7 million of severance and benefits related to impacted employees during the year ended December 31, 2023, (ii) $9.7 million of professional service fees related to the execution of our cost savings initiatives during the year ended December 31, 2023, (iii) $2.9 million related to the abandonment of certain of our leased facilities during the year ended December 31, 2023, and (iv) $1.6 million related to the replacement of certain internal technology systems during the year ended December 31, 2023. We did not incur restructuring charges during the years ended December 31, 2022 and 2021.
(3)Technology investments represent costs associated with the impairment of certain of our cloud computing software costs during the year ended December 31, 2023 and discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies during the years ended December 31, 2022 and 2021.
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
(5)Other items for the year ended December 31, 2023 consist primarily of (i) an insurance recovery and related professional services fees of $6.8 million, net of fees payable to the Company’s outside counsel, in connection with litigation related to a predecessor entity of the Company for a claim dating back to 2009 and deemed to be outside the ordinary course of business. The reduction related to the insurance recovery is offset by (i) $1.4 million of professional services fees not related to core operations, (ii) professional services fees of $0.7 million related to the proposal from the Principal Stockholders, and (iii) professional services fees of $0.6 million pertaining to other financing activities. Other items for the year ended December 31, 2022 include (i) costs of $1.8 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system, (ii) $1.4 million of severance costs, (iii) $1.1 million associated with professional services fees not related to core operations, (iv) $0.2 million related to exit costs associated with one of our short-term leased facilities, and (v) various other costs of $0.3 million. These costs were partially offset by (i) a reduction in previously accrued legal settlement expense of $0.6 million during the year ended December 31, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business and (ii) a cost reduction of $0.7 million related to a change in the estimate of exit costs associated with certain of our leased facilities. Other items for the year ended December 31, 2021 include (v) exit costs of $10.2 million associated with certain of our leased facilities, and (vi) costs of $5.0 million related to the preparation of the Company’s initial public offering during 2021.
(6)Net income (loss) margin represents net income (loss) divided by revenues for the period.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, merger integration expenses, amortization of cloud computing software costs, legal settlement costs or insurance recoveries deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations, to which we apply an adjusted effective tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by the adjusted weighted-average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.
The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss) attributable to HireRight Holdings Corporation	$(11,560)	$144,574	$(21,303)
Loss attributable to noncontrolling interest	(109)	—	—
Income tax expense (benefit) (1)	144	(79,052)	2,686
Income (loss) before income taxes	(11,525)	65,522	(18,617)
Amortization of acquired intangible assets	62,612	61,682	63,059
Loss on modification and extinguishment of debt (2)	7,745	—	5,170
Interest expense swap adjustments (3)	(8,849)	(12,634)	—
Interest expense discounts (4)	2,864	3,345	4,080
Stock-based compensation	18,738	11,474	4,528
Realized and unrealized loss on foreign exchange	1,059	323	424
Restructuring charges (5)	28,004	—	—
Technology investments (6)	1,193	563	3,567
Amortization of cloud computing software costs (7)	6,744	2,690	21
Other items (8)	(3,821)	3,657	17,580
Adjusted income before income taxes	104,764	136,622	79,812
Adjusted income taxes (9)	27,239	35,522	20,751
Adjusted Net Income	$77,525	$101,100	$59,061

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Diluted net income (loss) per share attributable to HireRight Holdings Corporation	$(0.16)	$1.82	$(0.35)
Loss attributable to noncontrolling interest	—	—	—
Income tax expense (benefit) (1)	—	(1.00)	0.04
Amortization of acquired intangible assets	0.86	0.78	1.04
Loss on modification and extinguishment of debt (2)	0.10	—	0.08
Interest expense swap adjustments (3)	(0.12)	(0.16)	—
Interest expense discounts (4)	0.04	0.04	0.07
Stock-based compensation	0.26	0.15	0.07
Realized and unrealized loss on foreign exchange	0.01	—	0.01
Restructuring charges (5)	0.38	—	—
Technology investments (6)	0.02	0.01	0.06
Amortization of cloud computing software costs (7)	0.09	0.04	—
Other items (8)	(0.05)	0.04	0.29
Adjusted income before income taxes	1.43	1.72	1.31
Adjusted income taxes (9)	(0.37)	(0.45)	(0.34)
Adjusted Diluted Earnings Per Share	$1.06	$1.27	$0.97

Weighted-average number of shares outstanding - diluted	72,935,490	79,443,263	60,821,472
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
(2)Loss on modification and extinguishment of debt is related to the write-off of unamortized deferred financing fees, unamortized original issue discounts and new debt issuance costs in conjunction with the amendment to our amended first lien facilities during the year ended December 31, 2023. Loss on modification and extinguishment of debt during the year ended December 31, 2021 is related to the repayment of the principal on our second lien term loan facility and partial repayment of our first lien term loan facility during the year ended December 31, 2021.
(3)Interest expense swap adjustments consist of amortization of unrealized gains on the terminated Interest Rate Swap Agreements, which were recognized through December 2023 as a reduction to interest expense.
(4)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(5)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan include: (i) $13.7 million of severance and benefits related to impacted employees during the year ended December 31, 2023, (ii) $9.7 million of professional service fees related to the execution of our cost savings initiatives during the year ended December 31, 2023, (iii) $2.9 million related to the abandonment of certain of our leased facilities during the year ended December 31, 2023, and (iv) $1.6 million related to the replacement of certain internal technology systems during the year ended December 31, 2023. We did not incur restructuring charges during the years ended December 31, 2022 and 2021.
(6)Technology investments represent costs associated with the impairment of certain of our cloud computing software costs during the year ended December 31, 2023 and discovery phase costs associated with various platform and fulfillment technology initiatives that are intended to achieve greater operational efficiencies during the years ended December 31, 2022 and 2021.

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
(8)Other items for the year ended December 31, 2023 consist primarily of (i) an insurance recovery and related professional services fees of $6.8 million, net of fees payable to the Company’s outside counsel, in connection with litigation related to a predecessor entity of the Company for a claim dating back to 2009 and deemed to be outside the ordinary course of business. The reduction related to the insurance recovery is offset by (i) $1.4 million of professional services fees not related to core operations, (ii) professional services fees of $0.7 million related to the proposal from the Principal Stockholders, and (iii) professional services fees of $0.6 million pertaining to other financing activities. Other items for the year ended December 31, 2022 include (i) costs of $1.8 million associated with the implementation of a company-wide enterprise resource planning (“ERP”) system, (ii) $1.4 million of severance costs, (iii) $1.1 million associated with professional services fees not related to core operations, (iv) $0.2 million related to exit costs associated with certain of our leased facilities, and (v) various other costs of $0.3 million. These costs were partially offset by (i) a reduction in previously accrued legal settlement expense of $0.6 million during the year ended December 31, 2022 due to a more favorable outcome than originally anticipated in a claim outside the ordinary course of business and (ii) a cost reduction of $0.7 million related to a change in the estimate of exit costs associated with certain of our leased facilities. Other items for the year ended December 31, 2021 include (v) exit costs of $10.2 million associated with certain of our leased facilities, and (vi) costs of $5.0 million related to the preparation of the Company’s initial public offering during 2021.
(9) Adjusted income taxes are based on the tax laws in the jurisdictions in which the Company operates and exclude the impact of net operating losses and valuation allowances to calculate a non-GAAP blended statutory rate of 26% for the years ended December 31, 2023, 2022, and 2021. Adjusted income taxes for the years ended December 31, 2022 and 2021 have been updated to conform to the current year methodology.
Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs, and other tax attributes, for which the Company recognized an estimated total liability of $211.0 million, including a current portion of $27.2 million as of December 31, 2023. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. Payments on the TRA began in the first quarter of 2024. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Cash and cash equivalents as of December 31, 2023 was $123.4 million. As of December 31, 2023, cash held in foreign jurisdictions was approximately $22.0 million and is primarily related to international operations.
Debt
The Company currently has two long-term debt arrangements:
•The Credit Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a Secured Overnight Financing Rate (“SOFR”) variable rate (5.36% at December 31, 2023) + 4.00%, maturing on September 30, 2030. Total principal outstanding balance on our debt was $750.0 million as of December 31, 2023 and $699.5 million as of December 31, 2022.
•A first lien senior secured revolving credit facility, in an aggregate principal amount of up to $160.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a SOFR variable rate (5.39% at December 31, 2023) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Credit Facility. The Company had $158.7 million in available borrowing capacity under the revolving credit facility, after utilizing $1.3 million for letters of credit as of December 31, 2023.
The Credit Facility includes a springing financial maintenance covenant for the benefit of the revolving lenders thereunder, which limits us to a maximum first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was not subject to this covenant as of December 31, 2023, as outstanding loans and letters of credit under the revolving credit facility did not exceed 35% of the total commitments under the facility.
The Company’s obligations under the Credit Facility are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic wholly-owned material subsidiaries, as defined in the agreement, and are secured by first-priority security interests in substantially all of the assets of the Company and its domestic wholly-owned material subsidiaries, subject to certain permitted liens and exceptions. Collateral includes all outstanding equity interests in whatever form of the borrower and each restricted subsidiary that is owned by any credit party.
Operating Commitments
As of December 31, 2023, the Company had purchase obligations to various parties of approximately $45.1 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2024. Our obligations as of December 31, 2023, have decreased from $52.6 million as of December 31, 2022, due to the reduction of annual minimum commitments related to a large service agreement with one of the Company’s current vendors.
In addition to our regular capital expenditures, we are currently engaged in a long-term initiative to re-engineer our core operating systems and increase our use of automation to enable us to operate more efficiently, produce more accurate and timely results for our customers and their candidates, and improve our profitability. We began this project in the fall of 2021 with the assistance of a professional services firm and have built a modern core platform and certain applications. We have brought the development in-house in order to control costs and integrate the engineering effort more closely with the business to facilitate the incorporation of our deep know-how into the systems. We have invested $47.3 million in this initiative through the year ended December 31, 2023.
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

Cash Flow Analysis
Comparison of Cash Flows for the year ended December 31, 2023 versus the year ended December 31, 2022 and the year ended December 31, 2022 versus the year ended December 31, 2021
The following table summarizes our consolidated cash flows for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$90,222	$107,728	$47,474
Net cash used in investing activities	(40,251)	(16,931)	(14,037)
Net cash provided by (used in) financing activities	(90,580)	(41,921)	59,987
Net increase (decrease) in cash, cash equivalents and restricted cash	$(40,609)	$48,876	$93,424
Operating Activities
Cash provided by operating activities reflects net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Cash provided by operating activities was $90.2 million for the year ended December 31, 2023 compared to $107.7 million for the year ended December 31, 2022. The decrease in cash provided by operating activities was due primarily to net loss of $11.7 million for the year ended December 31, 2023 compared to net income of $144.6 million for the prior year period The decrease was partially offset by lower use of cash for working capital in the current period compared to the prior year period.
Cash provided by operating activities was $107.7 million for the year ended December 31, 2022 compared to $47.5 million for the year ended December 31, 2021. The increase in cash provided by operating activities was due primarily to net income for the year ended December 31, 2022 compared to net loss in the prior year period, partly offset by the income tax benefit from the release of the valuation allowance during the year ended December 31, 2022 and higher use of cash for expenditures related to our cloud computing platform modernization and automation efforts.
Investing Activities
Cash used in investing activities was $40.3 million during the year ended December 31, 2023, compared to $16.9 million during the year ended December 31, 2022. The increase was due primarily to an increase in cash used of $21.7 million related to the DTIS Acquisition. No comparable activity occurred during the year ended December 31, 2022. Other investing increased $3.7 million compared to the prior period. These increases were partly offset by decreases to purchases of property and equipment, as the company continues its cost savings initiatives.
Cash used in investing activities was $16.9 million during the year ended December 31, 2022, compared to $14.0 million during the year ended December 31, 2021. The increase was due primarily to increases in capitalized software development costs under our program to enhance operational efficiencies compared to the prior period, partly offset by a decrease of purchases of property and equipment.
Financing Activities
Cash used in financing activities was $90.6 million for the year ended December 31, 2023 compared to cash used in financing activities of $41.9 million during the year ended December 31, 2022. The increase in cash used in financing activities was due primarily to $121.9 million of repurchases of our common stock made under the share repurchase programs during the year ended December 31, 2023. This increase was partially offset by net proceeds from the Credit Facility of approximately $39.2 million. Also offsetting the increase in cash used in financing activities were payments of $$18.4 million for termination of interest rate swap agreements during the prior year period, with no comparable payments made during the year ended December 31, 2023.
Cash used in financing activities was $41.9 million for the year ended December 31, 2022 compared to cash provided by financing activities of $60.0 million during the year ended December 31, 2021. The increase in cash used in financing activities was due primarily to the $18.4 million payment related to the termination of the Interest Rate Swap Agreements, as defined below, and $15.7 million of cash used for repurchases of our common stock made under our stock repurchase program during the year ended December 31, 2022. Mandatory repayments on our debt facilities were $8.4 million in the year ended December 31, 2022. Net repayments were $333.4 million, including $8.4 million of mandatory repayments, in the year ended December 31, 2021.
Share Repurchase Program
On November 14, 2022, the Company announced the Initial Program. Pursuant to the Initial Program. The Company repurchased a total of 9,340,029 shares of the Company’s common stock at an average price paid of $10.79 per share.
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
On September 12, 2023, the Company announced a third share repurchase program for repurchase of up to an additional $25.0 million of the Company’s common stock (the “Third Program”). The Third Program was suspended on November 17, 2023 due to the receipt of the Proposal. Pursuant to the Third Program, the Company repurchased 1.2 million shares of the Company’s common stock at an average price paid of $9.86 per share, including commissions paid and excise taxes.
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
Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) were reclassified to earnings as reductions to interest expense through December 31, 2023.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, impairment assessments and charges, valuation of intangible assets, deferred tax assets, and loss contingencies. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties. Therefore, we consider these to be our critical accounting estimates.
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
Valuation of Long-lived Assets including Goodwill, Intangible Assets and Estimated Useful Lives
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired users, acquired technology, acquired platforms, acquired patents, and acquired trade names from a market participant perspective, as well as useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas goodwill is not amortized.
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
After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit and compare the fair value to the reporting unit’s net book value. During the years ended December 31, 2023, 2022, and 2021, no impairment of goodwill was recorded.
Long-lived assets, including property and equipment, intangible assets, and cloud computing software are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment, intangible assets and cloud computing software is not recoverable, the carrying amount of such assets is reduced to fair value. For the year ended December 31, 2023, the Company recorded a $1.2 million impairment of cloud computing software which is included in other expense, net in the consolidated statements of operations. For the years ended December 31, 2022, and 2021, the Company did not identify any indicators of impairment, and hence no impairments of long-lived assets were recorded.
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
The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the reasonably possible range of loss is estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s estimates of losses, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected. See “Item 8. Financial Statements and Supplementary Data - Note 15 — Commitments and Contingent Liabilities, Note 16 — Legal Proceedings and Note 18 — Income Taxes” for additional information regarding these contingencies.
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
78

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
We determine the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2023, 2022 and 2021, which are considered to be indefinitely reinvested outside of the U.S.
See “Item 8. Financial Statements and Supplementary Data - Note 18 — Income Taxes” for further information related to income taxes.
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
79

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
Interest Rate Risk
We are exposed to changes in interest rates as a result of the outstanding balance under the Credit Facility, as well as any borrowings under the revolving credit facility. Primary exposure is an increase in SOFR, which increases the interest rate we pay on the outstanding principal balance of our debt. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Any increases in our outstanding indebtedness will amplify the effects of increased interest rates.
As of December 31, 2023, the outstanding principal balance of $750.0 million on the Credit Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.5 million.
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
Inflation Risk
The inflation rate has recently been falling by some measures after reaching a nearly three decade high in 2022. Although inflation has decreased, interest rates remain high and may continue to increase our operating costs and our interest expense. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
80

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

x
81

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of HireRight Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HireRight Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Nashville, Tennessee
March 12, 2024
We have served as the Company’s auditor since 2018.

HireRight Holdings Corporation
Consolidated Balance Sheets

	December 31,
	2023	2022
	(in thousands, except share, and per share data)
Assets
Current assets
Cash and cash equivalents	$123,416	$162,092
Restricted cash	—	1,310
Accounts receivable, net of allowance for credit losses of $5,422 and $5,812 at December 31, 2023 and 2022, respectively	120,724	136,656
Prepaid expenses and other current assets	19,556	18,745
Total current assets	263,696	318,803
Property and equipment, net	6,393	9,045
Right-of-use assets, net	6,150	8,423
Intangible assets, net	297,401	331,598
Goodwill	837,514	809,463
Cloud computing software, net	36,144	35,230
Deferred tax assets	76,736	74,236
Other non-current assets	24,256	18,949
Total assets	$1,548,290	$1,605,747
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$9,496	$11,571
Accrued expenses and other current liabilities	100,963	75,208
Accrued salaries and payroll	29,392	31,075
Debt, current portion	7,500	8,350
Total current liabilities	147,351	126,204
Debt, long-term portion	726,767	683,206
Tax receivable agreement liability, long-term portion	183,835	210,543
Deferred tax liabilities	10,817	5,748
Other non-current liabilities	10,757	11,728
Total liabilities	1,079,527	1,037,429
Commitments and contingent liabilities (Note 15)
Stockholders' equity
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 80,199,299 and 79,660,397 shares issued, and 67,351,207 and 78,131,568 shares outstanding as of December 31, 2023 and 2022, respectively	80	80
Additional paid-in capital	823,621	805,799
Treasury stock, at cost; 12,848,092 shares and 1,528,829 shares repurchased at December 31, 2023 and 2022, respectively	(137,596)	(16,827)
Accumulated deficit	(227,350)	(215,790)
Accumulated other comprehensive loss	(7,587)	(4,944)
Total HireRight Holdings Corporation stockholders' equity	451,168	568,318
Noncontrolling interest	17,595	—
Total stockholders’ equity	468,763	568,318
Total liabilities and stockholders’ equity	$1,548,290	$1,605,747
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Revenues	$721,877	$806,668	$730,056

Expenses
Cost of services (exclusive of depreciation and amortization below)	375,998	435,740	406,671
Selling, general and administrative	214,559	200,853	188,298
Depreciation and amortization	75,244	71,959	78,357
Total expenses	665,801	708,552	673,326
Operating income	56,076	98,116	56,730

Other expenses
Interest expense, net	64,722	32,122	74,815
Other expense, net	2,879	472	532
Total other expenses	67,601	32,594	75,347
Income (loss) before income taxes	(11,525)	65,522	(18,617)
Income tax expense (benefit)	144	(79,052)	2,686
Net income (loss)	$(11,669)	$144,574	$(21,303)
Less: Net loss attributable to noncontrolling interest (1)	(109)	—	—
Net income (loss) attributable to HireRight Holdings Corporation	$(11,560)	$144,574	$(21,303)

Net income (loss) per share attributable to HireRight Holdings Corporation:
Basic	$(0.16)	$1.82	$(0.35)
Diluted	$(0.16)	$1.82	$(0.35)
Weighted-average shares outstanding:
Basic	72,935,490	79,344,547	60,821,472
Diluted	72,935,490	79,443,263	60,821,472
(1) See Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies for a description of noncontrolling interest.
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$(11,669)	$144,574	$(21,303)

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives qualified for hedge accounting:
Unrealized gain on interest rate swaps	—	7,981	5,746
Reclassification adjustments included in earnings (1)	(8,849)	(10,955)	19,723
Total unrealized gain (loss)	(8,849)	(2,974)	25,469
Currency translation adjustment, net of tax benefit (expense) of $(27), $(175) and $(2) for the years ended December 31, 2023, 2022 and 2021, respectively	6,206	(14,590)	(2,726)
Other comprehensive income (loss)	(2,643)	(17,564)	22,743
Comprehensive income (loss)	$(14,312)	$127,010	$1,440
Less: comprehensive loss attributable to noncontrolling interest	(109)	—	—
Comprehensive income (loss) attributable to HireRight Holdings Corporation	$(14,203)	$127,010	$1,440

(1)Represents the reclassification of the effective portion of the gain or loss on the Company’s interest rate swap into interest expense. Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive income (loss) on the consolidated balance sheet related to the interest rate swap agreements terminated on February 18, 2022. See Note 13 for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Stockholders’ Equity

	Class A Member Units		Common Stock		Treasury Stock
	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands, except unit and share data)
Balances at December 31, 2020	57,168,291	$590,711	—	$—	—	$—	$15,360	$(339,061)	$(10,123)	$—	$256,887
Corporate Conversion of Class A member Units to common stock	(57,168,291)	(590,711)	57,168,291	57	—	—	590,654	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	22,224,646	22	—	—	393,479	—	—	—	393,501
Net loss	—	—	—	—	—	—	—	(21,303)	—	—	(21,303)
Stock-based compensation	—	—	—	—	—	—	4,528	—	—	—	4,528
Tax receivable agreement	—	—	—	—	—	—	(210,639)	—	—	—	(210,639)
Other comprehensive income	—	—	—	—	—	—	—	—	22,743	—	22,743
Balances at December 31, 2021	—	—	79,392,937	79	—	—	793,382	(360,364)	12,620	—	445,717
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	—	—	267,460	1	—	—	943	—	—	—	944
Net income	—	—	—	—	—	—	—	144,574	—	—	144,574
Stock-based compensation	—	—	—	—	—	—	11,474	—	—	—	11,474
Repurchase of common stock	—	—	(1,528,829)	—	1,528,829	(16,827)	—	—	—	—	(16,827)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17,564)	—	(17,564)
Balances at December 31, 2022	—	—	78,131,568	80	1,528,829	(16,827)	805,799	(215,790)	(4,944)	—	568,318
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	—	—	538,902	—	—	—	(916)		—	—	(916)
Net loss attributable to HireRight Holdings Corporation	—	—	—	—	—	—	—	(11,560)	—	—	(11,560)
Acquisition date fair value of noncontrolling interest (Note 3)	—	—	—	—	—	—	—	—	—	17,704	17,704
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(109)	(109)
Stock-based compensation	—	—	—	—	—	—	18,738	—	—	—	18,738
Repurchase of common stock	—	—	(11,319,263)	—	11,319,263	(120,769)	—	—	—	—	(120,769)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,643)	—	(2,643)
Balances at December 31, 2023	—	$—	67,351,207	$80	12,848,092	$(137,596)	$823,621	$(227,350)	$(7,587)	$17,595	$468,763
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(11,669)	$144,574	$(21,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,244	71,959	78,357
Deferred income taxes	(4,026)	(82,658)	1,485
Amortization of debt issuance costs	2,865	3,345	4,080
Amortization of contract assets	5,037	4,505	3,796
Amortization of right-of-use assets	4,469	2,973	—
Amortization of unrealized gains on terminated interest rate swap agreements	(8,849)	(12,634)	—
Amortization of cloud computing software costs	6,744	2,690	21
Stock-based compensation	18,738	11,474	4,528
Change in tax receivable agreement liability	461	(96)	—
Loss on modification and extinguishment of debt	7,745	—	5,006
Other non-cash charges, net	1,725	2,927	(311)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	17,305	3,887	(35,745)
Prepaid expenses and other current assets	(288)	(160)	240
Cloud computing software	(8,606)	(29,788)	(8,154)
Other non-current assets	(6,826)	(5,309)	(5,242)
Accounts payable	(2,236)	(4,953)	(10,994)
Accrued expenses and other current liabilities	(891)	(567)	18,487
Accrued salaries and payroll	(1,904)	1,678	6,156
Operating lease liabilities, net	(4,959)	(4,659)	—
Other non-current liabilities	143	(1,460)	7,067
Net cash provided by operating activities	90,222	107,728	47,474
Cash flows from investing activities
Purchases of property and equipment	(2,648)	(4,456)	(6,228)
Capitalized software development	(11,225)	(12,475)	(7,809)
Cash paid for acquisitions, net of cash acquired	(21,653)	—	—
Other investing	(4,725)	—	—
Net cash used in investing activities	(40,251)	(16,931)	(14,037)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	399,044
Payment of initial public offering issuance costs	—	—	(5,543)
Repayments of debt	(638,653)	(8,350)	(323,350)
Proceeds from the Second Amended First Lien Term Loan Facility, net of debt discount	677,890	—	—
Borrowings on line of credit	—	—	30,000
Repayments on line of credit	—	—	(40,000)
Payments for termination of interest rate swap agreements	—	(18,445)	—
Payment of debt issuance costs	(6,976)	—	—
Repurchases of common stock	(121,925)	(15,671)	—
Proceeds from issuance of common stock in connection with stock-based compensation plans	1,118	1,506	—
Taxes paid related to net share settlement of equity awards	(2,034)	(562)	—
Other financing	—	(399)	(164)
Net cash provided by (used in) financing activities	(90,580)	(41,921)	59,987
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,609)	48,876	93,424
Effect of exchange rates	623	(1,688)	(1,269)
Cash, cash equivalents and restricted cash
Beginning of year	163,402	116,214	24,059
End of period	$123,416	$163,402	$116,214
Cash paid for
Interest	$65,053	$41,142	$65,530
Income taxes	$2,354	$4,395	$1,019
Supplemental schedule of non-cash activities
Recognition of liabilities under tax receivable agreement	$—	$—	$210,639
Unpaid property and equipment and capitalized software purchases	$425	$740	$1,523
Acquisition cash holdback	$2,250	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
1. Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies
Organization
Description of Business
HireRight GIS Group Holdings, LLC (“HGGH”) was formed in July 2018 and on October 15, 2021, converted into a Delaware corporation and changed its name to HireRight Holdings Corporation (“HireRight” or the “Company”). In conjunction with the conversion, all of HGGH’s outstanding equity interests were converted into shares of common stock of HireRight Holdings Corporation. The conversion and related transactions are referred to herein as the “Corporate Conversion.” The Corporate Conversion did not affect the assets and liabilities of HGGH, which became the assets and liabilities of HireRight Holdings Corporation.
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

Merger Agreement with Principal Stockholders
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these consolidated financial statements.

On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Agreement states that each share of Company common stock outstanding as of the effective time of the merger will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.35.

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for either party to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 15, 2024. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $30 million or Parent to pay the Company a termination fee of $65 million, plus in either case enforcement costs not to exceed $2 million.

The Consummation of the Merger is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.
Income Tax Receivable Agreement
In connection with the Company’s initial public offering (“IPO”), the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of December 31, 2023 and December 31, 2022, the Company had a total liability of $211.0 million and $210.5 million respectively, in connection with the projected obligations under the TRA, for which annual payments will begin in the first quarter of 2024. TRA related liabilities are classified as current or non-current based on the expected date of payment and are included on the Company’s consolidated balance sheets under the captions accrued expenses and other current liabilities and tax receivable agreement liability, long-term portion, respectively. See Note 9 — Accrued Expenses and Other Current Liabilities for further details related to the current portion of the TRA liability.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the Company’s accounts and those of its wholly and majority-owned subsidiaries presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
Significant Accounting Policies
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
Noncontrolling Interest
As a result of the Company’s acquisition of a majority interest in a privately-held company on July 3, 2023, the Company’s consolidated financial statements present noncontrolling interest. Noncontrolling interest represents the portion of profit or loss, comprehensive profit or loss, and net assets of the acquired company that are not allocable to the Company. See Note 3 — Business Combinations for additional information.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Use of Estimates
Preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates, judgments, and assumptions that affect the amounts reported and disclosed in the financial statements. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable based upon information available at the time they are made. The Company uses such estimates, judgments, and assumptions when accounting for items and matters such as, but not limited to, the allowance for credit losses, customer rebates, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, lease accounting, uncertain tax positions, income tax expense, liabilities under the TRA, derivative instruments, fair value of debt, stock-based compensation expense, useful lives assigned to long-lived assets, the allocation of purchase consideration and the stand-alone selling price of performance obligations for revenue recognition purposes. Results and outcomes could differ materially from these estimates, judgments, and assumptions due to risks and uncertainties.
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
Restricted Cash
Restricted cash represents cash that is not immediately available for general use due to certain legal requirements. As of December 31, 2022, the Company had restricted cash of $1.1 million, held in escrow for the benefit of former creditors to an affiliate of the Company pursuant to the terms of the divestiture by such affiliate of a subsidiary in April 2018, which was paid during the year ended December 31, 2023.
Accounts Receivable and Allowance for Credit Losses
The Company makes ongoing estimates related to the collectability of its accounts receivable. The Company maintains an allowance for expected credit losses resulting from the assessment of uncollectible accounts and records accounts receivable at net realizable value. The Company’s estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant non-recurring events, and historical write-off experience. Changes to the allowance for credit losses are adjusted through credit loss expense, which is included in general and administrative expenses in the consolidated statements of operations.
Deferred Offering Costs
Prior to the IPO, the Company capitalized offering costs incurred in connection with the anticipated sale of common stock in the IPO. Deferred offering costs consist of certain legal, accounting, and other IPO-related costs. Upon completion of the IPO in 2021 and the partial exercise of the underwriters’ option to purchase additional shares, $5.5 million of deferred offering costs were reclassified from prepaid expenses and other current assets to

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
stockholders’ equity as a reduction of the proceeds received by the Company on the Company’s consolidated balance sheets.
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
Intangible Assets, Net
Intangible assets are carried at amortized cost. Such assets primarily consist of acquired contractual relationships, trade names, customer relationships, databases, internally-developed software, and biometric screening platform. Amortization is recorded using the straight-line method using estimated useful lives of the assets as shown below:

Customer relationships	9 years
Trade names	8.5 and 15 years
Databases	5 years
Developed software - for internal use	7 years
Biometric screening platform	12.5 years
Intangible asset amortization expense is included in depreciation and amortization expense in the consolidated statements of operations. The Company periodically reassesses the remaining useful lives of its intangible assets.
Developed Software-For Internal Use
The Company’s technology platform comprises a set of software-based systems and databases that work together in support of the specific risk management and compliance objectives of the Company’s customers. The Company’s customers and applicants access the Company’s global platform through HireRight Screening Manager and HireRight Applicant Center. The Company’s platform integrates through the HireRight Connect application programming interface (“API”) with third-party human capital management (“HCM”) systems, including Ceridian, iCIMS, Oracle, UKG and Workday. The Company’s capitalized software development costs relate primarily to development of enterprise resource and order management software, and also the Company’s self-service system for customers through backgroundchecks.com.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
For the year ended December 31, 2023, the Company recorded $1.2 million impairment of cloud computing software which is included in other expense, net in the consolidated statements of operations. For the years ended December 31, 2022, and 2021, the Company did not identify any indicators of impairment, and hence no impairments of long-lived assets were recorded.
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
For the years ended December 31, 2023, 2022, and 2021, no impairments of goodwill were recorded.
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
For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on such derivative instruments is reported as a component of other comprehensive (loss) income and reclassified into interest expense in the same period or periods during which the hedged debt affects earnings. Following the terminations, unrealized gains related to the terminated interest rate swap agreements included in accumulated other comprehensive income (loss) will be reclassified to earnings as reductions to interest expense

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
through December 31, 2023. Gains and losses on the derivative instruments representing hedge ineffectiveness are recognized in current earnings. The Company had no hedge ineffectiveness at February 18, 2022, the date of termination, and for the years ended December 31, 2022, and 2021.
For further information on the termination of the interest rate swap agreements, see “Note 12 — Derivative Instruments.”
Contingencies
The Company is periodically exposed to various contingencies in the ordinary course of conducting its business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. The Company records a liability for such contingencies to the extent that their occurrence is probable and the related losses are estimable. If it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, the Company discloses the estimated impact on its liquidity, financial condition, and results of operations. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 15 — Commitments and Contingent Liabilities and Note 16 — Legal Proceedings for additional information regarding the Company’s contingencies and legal proceedings.
Treasury Stock
The Company accounts for common stock repurchases as treasury stock under the cost method and presents the cost as a component of stockholders’ equity in the consolidated balance sheets. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. The Company did not reissue nor cancel treasury stock during the years ended December 31, 2023 and 2022.
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
For additional information regarding Revenue see Note 17 — Revenues.

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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Deferred income tax assets are evaluated to ensure that estimated future taxable income will be sufficient in character, amount, and timing to result in the use of the deferred income tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income generated. “Timing” refers to the period in which future income is expected to be generated. Timing is important because net operating losses (“NOLs”) and other tax attributes in certain jurisdictions expire if not used within an established statutory time frame. Based on these evaluations, the Company determines whether it is more likely than not that expected future earnings will be sufficient to use its deferred tax assets. During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable. See Note 18 — Income Taxes for additional information regarding the Company’s deferred income tax assets.
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
Recurring Fair Value Measurements
The Company’s outstanding debt instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The estimated fair value of the Company’s debt, which is Level 2 of the fair value hierarchy, is based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active. See Note 11 — Debt for more information for fair value disclosures related to the Company’s debt.
The Company’s derivative instruments, all of which the Company terminated during the quarter ended March 31, 2022, consisted of interest rate swap contracts which were Level 2 of the fair value hierarchy. See Note 12 — Derivative Instruments for more information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash balances are placed with highly-rated financial institutions. Such cash balances may be in excess of the Federal Deposit Insurance Corporation insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographic regions. The Company generally does not require collateral to support accounts receivable. See Note 17 — Revenues for further information.
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
Correction of Immaterial Misstatement

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Accounting Pronouncements Adopted in 2022
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”) to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases, with the exception of short-term leases if a policy election is made, on their balance sheets as a ROU asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term, measured on a discounted basis, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires an entity to disclose key quantitative and qualitative information about its leasing arrangements.
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
Upon adoption, the Company recorded ROU assets and operating lease liabilities of $9.9 million and $18.9 million, respectively, related to the Company’s operating leases. The adoption of the new lease standard did not

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
materially impact the Company’s consolidated statements of operations for the, or the consolidated statements of cash flows for the year ended December 31, 2022.
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
Accounting Pronouncements Adopted in 2021
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted this ASU on a prospective basis effective January 1, 2021. The adoption did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires entities to provide on an annual basis disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance for annual periods beginning after December 15, 2023, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Acquisition-related costs incurred by the Company for the year ended December 31, 2023 related to the DTIS Acquisition were $0.4 million and are included in selling, general and administrative expenses in the consolidated statements of operations.
The acquisition constitutes a business combination and therefore was accounted for as an acquisition of a business under the applicable guidance. The Company fully consolidated the assets and liabilities of DTIS, with a corresponding noncontrolling interest classified as equity in the Company’s consolidated balance sheets. The following table summarizes the purchase consideration.

	Preliminary Allocation		Final Determination
	As of July 3, 2023	Fair Value Adjustments	As of July 3, 2023
	(in thousands)
Consideration transferred, net of cash acquired (1)	$23,903	$—	$23,903
Estimated fair value of noncontrolling interest	17,647	57	17,704
Total consideration	$41,550	$57	$41,607
(1)Consideration transferred includes a one-year $2.3 million cash holdback.
The total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition. During the quarter ended December 31, 2023, the fair value of the biometric screening platform and goodwill were reduced by $0.7 million and increased by $0.6 million, respectively,with a decrease in deferred tax liabilities by $0.2 million reflecting the final determination of the fair values as of the acquisition date. The following table presents the allocation of the fair value of consideration transferred:

	Preliminary Allocation		Final Determination
	As of July 3, 2023	Fair Value Adjustments	As of July 3, 2023
		(in thousands)
Current assets	$1,742	$—	$1,742
Other non-current assets	470	—	470
Intangible assets	24,100	(700)	23,400
Goodwill	22,669	578	23,247
Total assets acquired	48,981	(122)	48,859
Accounts payable and accrued liabilities	814	—	814
Long-term deferred tax liabilities	6,333	(179)	6,154
Other non-current liabilities	284	—	284
Total liabilities assumed	7,431	(179)	7,252
Net assets acquired	$41,550	$57	$41,607

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Identifiable intangible assets acquired in the DTIS Acquisition and their useful lives consist of the following:

		Preliminary Allocation		Final Determination
	Useful Lives	As of July 3, 2023	Fair Value Adjustments	As of July 3, 2023
			(in thousands)
Biometric screening platform	12.5 years	$23,700	$(700)	$23,000
Trade names	8.5 years	400	—	400
Total		$24,100	$(700)	$23,400
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
Revenue and earnings of the entity acquired were not presented as they were not material to the consolidated financial statements.
4. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets
The components of prepaid expenses and other current assets were as follows:

	December 31,
	2023	2022
	(in thousands)
Prepaid software licenses, maintenance and insurance	$15,561	$9,237
Other prepaid expenses and current assets	3,995	9,508
Total prepaid expenses and other current assets	$19,556	$18,745
The components of other non-current assets were as follows:

	December 31,
	2023	2022
	(in thousands)
Contract implementation assets	$19,177	$17,983
Other non-current assets	5,079	966
Total other non-current assets	$24,256	$18,949

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
See Note 17 — Revenues for further discussion on contract implementation costs and related amortization included in cost of services in the Company’s consolidated statements of operations.
5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Computer equipment and purchased software	$21,491	$28,616
Equipment	762	723
Furniture and fixtures	2,003	2,207
Leasehold improvements	4,094	3,421
Construction in progress	407	445
Total	28,757	35,412
Less: Accumulated depreciation and amortization	(22,364)	(26,367)
Total property and equipment, net	$6,393	$9,045
During the year ended December 31, 2023 and December 31, 2022, the Company wrote-off $10.4 million and $43.5 million respectively of property and equipment that was no longer in use. The property and equipment that was disposed consisted primarily of assets that were fully depreciated.
Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $5.1 million, $4.9 million, and $11.3 million, respectively. Loss on disposal for the years ended December 31, 2023, 2022, and 2021 was $0.3 million, $0.4 million, and $0.1 million respectively, which is included in other expense in the consolidated statements of operations. Depreciation expense includes the impact of accelerated depreciation for reductions in the estimated useful lives of certain facilities the Company exited during the years ended December 31, 2023 as part of the restructuring, and December 31, 2021.
6. Right-of-Use Assets and Lease Liabilities
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed, and if the arrangement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The Company’s operating leases were as follows:

	December 31,
	2023	2022
	(in thousands)
Right-of-use assets, net (1)	$6,150	$8,423

Current operating lease liabilities (2)	$3,754	$5,509
Operating lease liabilities, long-term (2)	8,909	10,055
Total operating lease liabilities	$12,663	$15,564
(1)Includes impact of accelerated expense on abandoned right-of-use assets related to the global restructuring plan in 2023. See Note 24 — Restructuring and Related Charges for additional information.
(2)Current and long-term operating lease liabilities are recorded in accrued expenses and other current liabilities and other non-current liabilities, respectively, on the Company’s consolidated balance sheets.
The components of lease cost are recorded in selling, general, and administrative expenses and were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$5,131	$3,745
Short-term lease cost	406	435
Variable lease cost	48	47
Sublease income	(1,067)	(483)
Total lease cost	$4,518	$3,744
Operating lease cost is recognized on a straight-line basis over the lease term.
Total lease expense for all operating leases for the year ended December 31, 2021 was $7.2 million.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$6,277	$5,687
ROU assets obtained in exchange for operating lease liabilities	$897	$11,396
The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	3.99	4.07
Weighted-average discount rate	5.4%	4.7%

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows:

Year Ended December 31,
(in thousands)
2023	$4,649
2024	3,345
2025	2,049
2026	1,552
2027	1,302
Thereafter	1,188
Total lease payments	14,085
Less amount representing interest	(1,422)
Total	$12,663
Cease-use Liabilities
The Company exited certain facilities in connection with cost savings initiatives and a global restructuring plan As a result, the Company recorded a cease-use liability in 2021. The cease-use liability of $9.0 million was reclassified and treated as a reduction to the beginning ROU asset recorded upon adoption of ASC 842, Leases, on January 1, 2022. Cease-use costs were $0.2 million during the year ended December 31, 2022, and are included as a component of selling, general and administrative expenses in the consolidated statements of operations. Cease-use costs were $10.7 million during the year ended December 31, 2021. In December 2022, the Company revised its projected sublease income and estimates of the costs the Company is obligated to pay under certain of its lease agreements. The change in estimate resulted in a reduction of $0.7 million to cease-use costs.
Cease-use costs are included in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets as of December 31, 2023, and 2022. The following table summarizes the activity for the liability for cease-use costs for the periods presented:

Cease-use Liability
(in thousands)
Balance at December 31, 2020	$—
Cease-use costs	10,673
Adjustments to deferred rent	1,168
Cash payments	(253)
Balance at December 31, 2021	11,588
Cease-use costs	160
Reclassified as a reduction to the beginning ROU asset upon adoption of ASC 842	(9,001)
Change in estimate	(723)
Accretion of liability	(194)
Payments	(908)
Foreign currency translation	(238)
Balance at December 31, 2022	684
Accretion of liability	(175)
Payments	(24)
Foreign currency translation	(37)
Balance at December 31, 2023	$448

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
7. Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2023
	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$429,329	$(262,064)	$167,265
Trade names	105,801	(38,671)	67,130
Developed software - for internal use	103,518	(64,024)	39,494
Databases	4,693	(3,261)	1,432
Biometric screening platform	23,000	(920)	22,080
Total intangible assets, net	$666,341	$(368,940)	$297,401

	December 31, 2022
	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$427,033	$(213,243)	$213,790
Trade names	105,401	(31,620)	73,781
Developed software - for internal use	92,907	(50,224)	42,683
Databases	3,876	(2,532)	1,344
Total intangible assets, net	$629,217	$(297,619)	$331,598
Total amortization expense for intangible assets was $70.1 million for the years ended December 31, 2023 and $67.1 million, for each of the years ended December 31, 2022, and 2021, respectively. Amortization expense related to developed software was $13.8 million, $11.7 million, and $10.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company capitalized $16.4 million, $12.1 million, and $7.8 million of software development costs for the years ended December 31, 2023, 2022, and 2021, respectively.
At December 31, 2023 and 2022, the weighted-average remaining useful life of intangible assets subject to amortization was approximately 5.5 years and 5.6 years respectively.
For the year ended December 31, 2022, the Company recorded accelerated depreciation of $0.5 million related to obsolete capitalized software, which was recorded in depreciation and amortization on the consolidated statements of operations. No impairments of intangible assets were recorded for the years ended December 31, 2023, 2022, and 2021.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The estimated future amortization expense related to intangible assets as of December 31, 2023 was as follows:

Year Ended December 31,
(in thousands)
2024	$71,058
2025	67,694
2026	58,677
2027	34,597
2028	11,144
Thereafter	54,231
Total amortization	$297,401
8. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2023, and 2022, were as follows:

(in thousands)
Balance at December 31, 2021	$819,538
Foreign currency translation	(10,075)
Balance as of December 31, 2022	809,463
Foreign currency translation	4,257
Acquired goodwill (1)	23,794
Balance as of December 31, 2023	$837,514
(1)Acquired goodwill includes $0.5 million of acquired goodwill related to immaterial acquisitions.
9. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	December 31,
	2023	2022
	(in thousands)
Accrued data costs	$37,581	$34,080
Tax receivable agreement liability, current portion (1)	27,169	—
Other	36,213	41,128
Total accrued expenses and other current liabilities	$100,963	$75,208
(1)In February 2024, the Company paid the current portion of the tax receivable agreement liability.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
10. Accrued Salaries and Payroll
The components of accrued salaries and payroll were as follows:

	December 31,
	2023	2022
	(in thousands)
Wages, benefits and taxes (1)	$14,681	$15,198
Accrued bonus	14,711	15,877
Total accrued salaries and payroll	$29,392	$31,075
(1)Accrued wages, benefits and taxes at December 31, 2023 includes $1.3 million in accrued employee severance and benefits related to the workforce reduction. See Note 24 — Restructuring and Related Charges for additional information.
11. Debt
The components of debt were as follows:

	December 31,
	2023	2022
	(in thousands)
Second Amended First Lien Term Loan Facility	$750,000	$699,513
Second Amended Revolving Credit Facility	—	—
Total debt	750,000	699,513
Less: Unamortized original issue discount	(11,538)	(1,464)
Less: Unamortized debt issuance costs	(4,195)	(6,493)
Less: Current portion of long-term debt	(7,500)	(8,350)
Long-term debt, less current portion	$726,767	$683,206
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
Amended First Lien Facilities
On June 3, 2022, the Company entered into an amendment to the First Lien Facilities under which, (i) the aggregate commitments under the Company’s Revolving Credit Facility were increased from $100.0 million to $145.0 million; (ii) the maturity date of the Revolving Credit Facility was extended from July 12, 2023 to June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Amended First Lien Facilities, subject to extension or refinancing; and (iii) the interest rate benchmark applicable to the Revolving Credit Facility was converted from LIBOR to term Secured Overnight Financing Rate (“SOFR”). The First Lien Term Loan Facility as amended is hereinafter referred to as the “Amended First Lien Term Loan Facility” and the Revolving Credit Facility as amended is herein after referred to as the “Amended Revolving Credit Facility” (and

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
together with the Amended First Lien Term Loan Facility, the “Amended First Lien Facilities”). The Company’s existing term loans under the Amended First Lien Facilities remained in effect. Upon the effectiveness of the Amended First Lien Facilities, the Company did not have any outstanding principal balance on the Amended Revolving Credit Facility. The Amended First Lien Facilities did not modify the financial covenants, negative covenants, mandatory prepayment events or security provisions or arrangements under the First Lien Facilities.
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
The Company is required to make prepayments on the Second Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Second Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the year ended December 31, 2023 and 2022, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility or the Second Amended First Lien Term Loan Facility based on the Company’s excess cash flow.
The Second Amended First Lien Term Loan Facility was accounted for as a modification, extinguishment, or new loan for certain lenders in accordance with the applicable accounting guidance. Accordingly, original issue discount and debt issuance costs of $11.9 million and $4.3 million, respectively, will be amortized to interest expense over the remaining term of the Second Amended First Lien Term Loan Facility. The Company recognized $7.8 million for the loss on debt extinguishment and write-off of third-party costs of the debt modification within interest expense during the year ended December 31, 2023.
The Second Amended First Lien Term Loan Facility has an interest rate calculated at a per annum rate of, at the Company’s option, either (a) a SOFR rate, plus 4.00% or (b) an alternative base rate, plus 3.00%, with the alternative base rate (“ABR”) determined by reference to the highest of (i) the federal funds effective rate plus 0.50%, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, (iii) one-month SOFR plus 1.00%, and (iv) zero%. The applicable margin for borrowings under the Second Amended Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of December 31, 2023, the Second Amended First Lien Term Loan Facility accrued interest at one-month SOFR plus 4.00%, and the Second Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
As of December 31, 2023, the Company had $158.7 million in available borrowing under the Second Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.38% on unutilized commitments under the Second Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of both December 31, 2023 and December 31, 2022, the quarterly fee on unutilized commitments under the Second Amended Revolving Credit Facility and the Amended Revolving Credit Facility, respectively, was 0.38%.
Debt Covenants
The Second Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants through the year ended December 31, 2023.
The Company is also subject to a springing financial maintenance covenant under the Second Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Second Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Second Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of December 31, 2023 or 2022, as outstanding loans and letters of credit did not exceed 35% of the total commitments under the facility.
Other
Amortization of debt discount and debt issuance costs related to the Second Amended First Lien Term Loan Facility are included in interest expense in the consolidated statements of operations and were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Debt discount amortization	$723	$529	$571
Debt issuance costs amortization	1,906	2,344	2,588
Total debt discount and issuance costs	$2,629	$2,873	$3,159
The weighted-average interest rate on outstanding borrowings during the years ended December 31, 2023, 2022, and 2021 was 8.8%, 5.5%, and 4.5%, respectively.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The maturities of the Company’s outstanding debt were as follows:

Year Ended December 31,
(in thousands)
2024	$7,500
2025	7,500
2026	7,500
2027	7,500
2028	7,500
Thereafter	712,500
Total	$750,000
Fair Value
The fair value of the Company’s Second Amended First Lien Term Loan Facility is calculated based upon market price quotes obtained for the Company’s debt agreements (Level 2 fair value inputs). The fair value of the Second Amended Revolving Credit Facility approximates carrying value, based upon the short-term duration of the interest rate periods currently available to the Company. The estimated fair values were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Second Amended First Lien Term Loan Facility	$738,462	$737,539	$698,049	$673,617
Second Amended Revolving Credit Facility	—	—	—	—
Total debt	$738,462	$737,539	$698,049	$673,617

12. Derivative Instruments
The Company entered into interest rate swap agreements with a total notional amount of $700 million, an effective date of December 31, 2018 (“Interest Rate Swap Agreements”), and a scheduled expiration date of December 31, 2023.
Prior to termination discussed herein, the Interest Rate Swap Agreements were determined to be effective hedging agreements. Effective February 18, 2022, the Company terminated the Interest Rate Swap Agreements. In connection with the termination of the Interest Rate Swap Agreements, the Company made a payment of $18.4 million to the swap counterparties. Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) was reclassified to earnings as reductions to interest expense through December 31, 2023.
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Reclassification of the effective portion of the gain on the Interest Rate Swap Agreements into interest expense	$—	$1,679	$19,723
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense (1)	(8,849)	(12,634)	—
Total reclassification adjustments included in earnings	$(8,849)	$(10,955)	$19,723

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
(1) Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive income (loss) on the consolidated balance sheet related to the terminated Interest Rate Swap Agreements. The unrealized gains have been fully reclassified to earnings as of December 31, 2023.
The results of derivative activities are recorded in cash flows from operating activities on the consolidated statements of cash flows.
13. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists primarily of unrealized gains related to the terminated Interest Rate Swap Agreements and cumulative foreign currency translation adjustments.
The components of accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 were as follows:

	Derivative Instruments	Currency Translation Adjustment	Total
	(in thousands)
Balance at December 31, 2021	$11,823	$797	$12,620
Other comprehensive loss	(2,974)	(14,590)	(17,564)
Balance at December 31, 2022	8,849	(13,793)	(4,944)
Other comprehensive income (loss)	(8,849)	6,206	(2,643)
Balance at December 31, 2023	$—	$(7,587)	$(7,587)

14. Segments and Geographic Information
The Company operates in one reportable segment.
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except percent)
Revenues:
United States	$666,915	92.4%	$744,216	92.3%	$675,073	92.5%
International	54,962	7.6%	62,452	7.7%	54,983	7.5%
Total revenues	$721,877	100.0%	$806,668	100.0%	$730,056	100.0%

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	December 31,
	2023	2022
	(in thousands)
Long-lived assets:
United States	$7,156	$10,811
International	5,387	6,657
Total long-lived assets	$12,543	$17,468
15. Commitments and Contingent Liabilities
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
16. Legal Proceedings
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
Pursuant to the settlement agreement, the Company paid $11.2 million on November 15, 2021, and the remaining balance of $0.3 million on March 31, 2022. The Company subsequently sued Old HireRight’s insurer to recover the costs of the settlement. The litigation involved substantial issues of law, and in order to avoid the risks of litigation, the Company and the insurer reached a settlement on September 14, 2023, pursuant to which the Company and the insurer agreed to release each other and the insurer agreed to pay the Company $7.0 million. Upon completion of the definitive settlement agreement, the Company’s recovery was approximately $5.9 million, net of fees payable to the Company’s outside counsel in connection with the litigation. The settlement has been recorded within selling, general and administrative expenses in the consolidated statements of operations.
17. Revenues
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
No customer accounted for more than 10% of the Company’s revenues for the years ended December 31, 2023, 2022, and 2021, respectively.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Disaggregated revenues were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues
Service revenues	$516,004	$577,796	$541,458
Surcharge revenues	205,873	228,872	188,598
Total revenues	$721,877	$806,668	$730,056
Contract Implementation Costs
Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs, net of accumulated amortization are recorded in other non-current assets on the Company’s consolidated balance sheets and amortization expense is recorded in cost of services (exclusive of depreciation and amortization) in the Company’s consolidated statements of operations. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $5.0 million, $4.5 million and $3.8 million for the years ended December 31, 2023, 2022, and 2021. See Note 4 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s consolidated balance sheets.
Allowance for Expected Credit Losses
The activity in the Company’s allowance for expected credit losses was as follows:

	Balance Beginning of Period	Provision for Credit Losses	Adjustments and Write Offs	Balance End of Period
	(in thousands)
Year ended December 31, 2023	$5,812	$(383)	$(7)	$5,422
Year ended December 31, 2022	$4,284	$1,929	$(401)	$5,812
Year ended December 31, 2021	$3,919	$1,073	$(708)	$4,284

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
18. Income Taxes
Income Tax Expense
The following table sets forth the income (loss) before income taxes and the total income tax (benefit) expense.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income (loss) before income taxes:
U.S.	$(12,385)	$65,786	$(11,100)
Foreign	860	(264)	(7,517)
Income (loss) before income taxes	$(11,525)	$65,522	$(18,617)

Income tax expense (benefit):
Current income taxes:
U.S. federal	$69	$—	$—
U.S. state	1,559	1,769	445
Foreign	2,307	1,837	756
Total current income tax expense	3,935	3,606	1,201
Deferred income taxes:
U.S. federal	(698)	(56,754)	545
U.S. state	(1,613)	(24,780)	1,653
Foreign	(1,480)	(1,124)	(713)
Total deferred income tax (benefit) expense	(3,791)	(82,658)	1,485
Total income tax (benefit) expense	$144	$(79,052)	$2,686
The following table sets forth the reconciliations of the statutory federal income tax rate to actual rates based upon the income (loss) before income taxes:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) and rate attributable to:	%	%	%
U.S. federal income tax	(21.0)%	21.0%	(21.0)%
U.S. state income tax, net of federal benefit	(0.6)%	4.9%	2.3%
Foreign rate differential	2.7%	0.3%	0.4%
Change in valuation allowances	(1.1)%	(147.5)%	(0.4)%
U.S. tax on foreign operations	16.6%	0.2%	19.4%
Change in tax rates	(0.6)%	—%	6.6%
Non-deductible IPO costs	—%	—%	5.6%
Non-deductible stock compensation	19.8%	3.1%	—%
Research and development tax credits	(1.6)%	(1.3)%	—%
Recognition of stranded deferred tax balances in accumulated other comprehensive income (loss)	(16.1)%	(1.3)%	—%
Other	3.2%	—%	1.5%
Effective income tax rate	1.3%	(120.6)%	14.4%

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
The effective tax rate for the year ended December 31, 2023 differs from the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign operations and nondeductible stock compensation, which is partially offset by the recognition of stranded deferred tax balances in accumulated other comprehensive income (loss). The rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the release of the U.S. federal and state valuation allowances in 2022, and state taxes. U.S. tax on foreign operations consists principally of Global Intangible Low-taxed Income (“GILTI”) and Base Erosion Anti-avoidance Tax (“BEAT”).
Deferred Tax Assets and Liabilities
Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Income tax loss carryforwards	$53,685	$66,135
Accrued expenses and other liabilities	5,539	5,485
Interest expense carryovers	49,901	38,449
Property and equipment	247	—
Stock-based compensation	4,543	3,497
Other	569	1,225
Total deferred tax assets	114,484	114,791
Valuation allowances	(1,458)	(1,455)
Net deferred tax assets	113,026	113,336
Deferred tax liabilities:
Property and equipment	—	(2,073)
Capitalized expenses	(5,148)	(4,618)
Intangible assets	(41,960)	(38,157)
Total deferred tax liabilities	(47,108)	(44,848)
Net deferred tax assets (liabilities)	$65,918	$68,488
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
During the year ended December 31, 2022, the Company determined sufficient positive evidence existed to conclude that the U.S. deferred tax assets are more likely than not realizable, and the Company released the valuation allowance attributed to the deferred tax assets associated with the Company’s operations in the U.S. during the third quarter of 2022. In making the determination to release the valuation allowance, the Company considered its movement into a cumulative income position for the most recent three-year period, the significant decrease in interest expense from the paydown of debt in the fourth quarter of 2021 using IPO proceeds, its seventh consecutive quarter of operating income, forecasts for future earnings for its U.S. operations, and other factors. The release of the valuation allowance resulted in a non-cash tax benefit of $96.6 million, which materially decreased the Company’s income tax expense during the year ended December 31, 2022.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Net Operating Losses
As of December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $175.2 million, of which $72.8 million may be carried forward indefinitely and $102.4 million will begin to expire in 2036. The Company had total state NOL carryforwards of approximately $298.3 million, which will begin to expire in 2025.
Utilization of some of the U.S. federal and state NOL carryforwards are subject to annual limitations due to the “change in ownership” provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of NOL and credits before utilization. The net operating losses are presented net of any expirations associated with such limitations.
At December 31, 2023, the Company had foreign net operating losses of $5.3 million which will begin to expire in 2036.
Taxation of Unremitted Foreign Earnings
Undistributed foreign earnings of the Company’s foreign subsidiaries were approximately $105.9 million and $98.3 million at December 31, 2023 and 2022, respectively. The Company believes that it can maintain a sufficient level of liquidity for its U.S. operations arising from the normal course of operations, including liquidity needs associated with U.S. debt service requirements. As a result, deferred taxes associated with foreign withholding taxes of $1.3 million and $0.7 million have not been recorded for repatriation of undistributed foreign earnings as of December 31, 2023 and 2022, respectively.
Unrecognized Tax Benefits
ASC 740, “Income Taxes”, prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements. The Company’s unrecognized tax benefits are $0.3 million and $0.2 million as of December 31, 2023, and 2022, respectively.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the income tax expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company accrued a nominal amount of interest and penalties. If the Company is eventually able to recognize the uncertain positions, the Company’s effective tax rate would be reduced.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examination by taxing authorities for years prior to 2018.
Inflation Reduction Act
On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. Among other things, the Act imposes a 15% corporate alternative tax for tax years beginning after December 31, 2022, levies a 1% non-deductible excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The excise tax did not have a material effect on the Company’s consolidated financial statements. For further information on the share repurchase program, see “Note 21 — Stockholders' Equity.”
19. Related Party Transactions
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
Transactions with related parties consist primarily of revenues from background searches provided to, and costs incurred for benefits and advisory services obtained from, such parties. Purchases from related parties are recorded in either selling, general and administrative expense or costs of services in the Company’s consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $4.8 million, $3.8 million and $3.5 million respectively from related parties. Purchases from related parties are immaterial for the years ended December 31, 2023, 2022 and 2021.
20. Stock-Based Compensation
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
On October 18, 2021, the Company’s stockholders adopted the Company’s 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), which became effective on October 28, 2021. The Omnibus Incentive Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU”), other stock-based awards, other cash-based awards or any combination of the foregoing to eligible employees, consultants, directors, and officers. The Omnibus Incentive Plan has a term of 10 years. Pursuant to the Omnibus Incentive Plan, the Company initially reserved an aggregate of 7.9 million shares of the Company’s common stock for issuance pursuant to awards to be granted thereunder, subject to an annual increase equal to the lesser of (a) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Company’s board of directors. If any award granted under the Omnibus Incentive Plan expires, terminates, or is canceled or forfeited without being settled, vested (in the case of restricted stock) or exercised, shares of the Company’s common stock subject to such award will again be made available for future grants. At December 31, 2023, the total number of shares authorized for issuance under the Omnibus Incentive Plan was 14.2 million shares, of which 6.1 million shares are subject to outstanding awards and 8.1 million shares are available for future issuance.
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
and ending December 31, 2024 based solely on continued service. The outstanding stock options terminate 10 years after grant, or earlier as a result of termination of service. None of the outstanding stock options were vested at the time of grant.
The weighted-average per share fair value of the Time-Vesting Options and Performance-Vesting Options was calculated using the Monte Carlo simulation. The volatility assumption used in the Monte Carlo simulation was based on an assessment of the historical and implied volatilities of guideline companies. These historical volatilities were based on daily observations of historical share prices, and implied volatilities were based on the share prices implied by forward-looking option prices. The expected term represented the time from the valuation date to an exit event and was estimated as 5 years. The risk-free rate was based on the yield curve of the US Treasury STRIPS with a 5-year maturity. The dividend yield was zero for the years ended December 31, 2021, and 2020.
Omnibus Incentive Plan Awards
The calculated value of each option award issued under the Omnibus Incentive Plan is estimated at the date of grant using the Black-Scholes option valuation model that utilizes the assumptions included in the table below. The Company recognizes stock-based compensation expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. For stock options issued under the Omnibus Incentive Plan, the Company estimates the expected term using the simplified method as specified under Staff Accounting Bulletin Topic 14, which utilizes the midpoint between the stock options’ vesting date and the end of the contractual term. The Company does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. The risk-free interest rate is based on U.S. Treasury rates in effect at the time of grant with maturities equal to the grant’s expected term. The expected volatility is based on historical volatility of peer companies for a period consistent with the expected term. The fair value of common stock is based on the grant-date closing price of the Company’s common stock.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Selling, general and administrative	$17,439	$10,739	$4,528
Cost of services (exclusive of depreciation and amortization)	1,299	735	—
Total stock-based compensation expense	$18,738	$11,474	$4,528
Stock Options under the Equity Plan
At December 31, 2023, outstanding stock options issued pursuant to the Equity Plan had vested with respect to 2,350,055 underlying shares and had no intrinsic value. The total fair value of the stock options that vested during the year ended December 31, 2023 was $2.9 million.
At December 31, 2022, outstanding Time-Vesting Options had vested with respect to 2,180,758 underlying shares and had no intrinsic value, and no Performance-Vesting Options had vested. The total fair value of the stock options that vested during the year ended December 31, 2022 was $4.3 million.
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
The following inputs and assumptions were used to value the stock options under the Equity Plan as of the grant dates for the years indicated:

HireRight Holdings Corporation
Notes to Consolidated Financial Statements

Year Ended December 31,
2021
Dividend yield	NA
Expected term	5 Years
Risk-free interest rate	0.5%
Expected volatility	43.3%
The following is a summary of stock option activity under the Equity Plan:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options
Options outstanding at December 31, 2022	3,628,518	$16.33	6.01	$—
Options granted	—	—
Options exercised	—	—
Options cancelled/forfeited	(732,500)	16.89
Options outstanding at December 31, 2023	2,896,018	$16.19	4.86	$—
Options vested and exercisable at December 31, 2023	2,350,055	$16.15	4.82	$—
Options vested and expected to vest	2,896,018	$16.19	4.86	$—

For stock options issued under the Equity Plan that were outstanding and unvested as of December 31, 2023, the Company expects to recognize future compensation expense of $1.9 million, over a weighted-average remaining vesting period of 1.2 years. The number of outstanding stock options issued under the Equity Plan that were unvested as of December 31, 2023 was 545,963 at a weighted-average grant date fair value per share of $3.51.
Stock Options under the Omnibus Incentive Plan
The following inputs and assumptions were used to value the stock options under the Omnibus Plan as of the grant dates for the years indicated:

	Year Ended December 31,
	2023	2022
Dividend yield	—	—
Expected term	6.11 Years	5.5 - 6.11 Years
Risk-free interest rate	3.66%	1.74% - 4.35%
Expected volatility	31.03%	28.67% - 30.83%

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
A summary of the Company’s stock option activity under the Omnibus Incentive Plan is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options
Options outstanding at December 31, 2022	3,041,073	$17.58	9.15	$129,187
Options granted	48,276	10.47
Options exercised	(4,315)	10.47
Options cancelled/forfeited	(1,488,254)	16.55
Options outstanding at December 31, 2023	1,596,780	$18.34	7.93	$—
Options vested and exercisable at December 31, 2023	764,844	$18.59	7.89	$—
Options vested and expected to vest	1,596,780	$18.34	7.93	$—
For options under the Omnibus Incentive Plan outstanding and unvested as of December 31, 2023, the Company expects to recognize future compensation expense of $4.3 million over a weighted-average remaining vesting period of 1.9 years. The number of outstanding stock options issued under the Omnibus Incentive Plan that were unvested as of December 31, 2023 was 831,936 at a weighted average grant date fair value per share of $5.67. The total fair value of the options that vested during the year ended December 31, 2023 was $3.0 million.
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
On March 20, 2023, the Company approved a grant of a total of 2,567,888 performance RSUs. A total of 1,122,936 of these performance RSUs had a grant-date fair value of $5.67 per unit based on a Monte Carlo valuation model and may vest based upon the achievement of a market condition related to achievement of stock price targets of the Company's common stock, and are subject to continued service. The remaining 1,444,952 performance RSUs granted on March 20, 2023, had a grant date fair value of $10.90 per unit and may vest upon the achievement of AEBITDA performance targets and are subject to continued service.
A summary of RSU activity under the Omnibus Incentive Plan is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	$2,413,531	$13.40
Granted	3,397,633	9.11
Vested	(564,696)	12.17
Cancelled/forfeited	(1,491,991)	13.50
Unvested as of December 31, 2023	$3,754,477	$9.67
For RSUs outstanding and unvested as of December 31, 2023, the Company expects to recognize future compensation expense of approximately $27.5 million over a weighted-average remaining vesting period of 2.2

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
years. The total fair value of RSUs that vested during the year ended December 31, 2023 was $21.9 million. The weighted-average grant date fair value of the RSUs granted during the year ended December 31, 2022 was $12.03.
Employee Stock Purchase Plan
Offering periods under the Company’s Employee Stock Purchase Plan (the “ESPP”) begin on November 20 and May 20 of each year and end on the following May 19 and November 19, respectively. The first offering period began on May 20, 2022 and continued for six months until the purchase date on November 19, 2022. On each purchase date, accumulated participant contributions are applied to purchase shares at an amount equal to 85% of the fair market value of a share on (i) the purchase date or (ii) the offering date, whichever amount is lower; provided, that the purchase price will in no event be less than the par value of a share. The Company initially reserved 1.6 million shares of common stock for future issuance under the ESPP, subject to an annual increase on the first day of each calendar year, beginning on January 1, 2022 and ending on and including January 1, 2031. The annual increase is equal to the least of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, (ii) 1.6 million shares of common stock, and (iii) such smaller number of shares as determined by the board of directors. At December 31, 2023, the total number of shares authorized for issuance under the ESPP was 3.2 million shares and 2.9 million shares remain available for issuance. Stock-based compensation expense related to the ESPP was not material for the years ended December 31, 2023 and 2022.

21. Stockholders’ Equity
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
Summary of Rights and Key Provisions
A summary of the rights and key provisions affecting each class of the Company’s stock as of December 31, 2023, is as follows:
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

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
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
On September 12, 2023, the Company announced a third share repurchase program for repurchase of up to an additional $25.0 million of the Company’s common stock (the “Third Program”). Pursuant to the Third Program, the Company repurchased 1.2 million shares of the Company’s common stock at an average price paid of $9.86 per share, including commissions paid and excise taxes. Repurchases under the Third Program were suspended on November 17, 2023, due to the filing by affiliates of General Atlantic, L.P. and Stone Point LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) of 13D amendments disclosing their formation of a joint bidding group to work together to potentially submit a preliminary non-binding proposal to the Board to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders.
The repurchased shares under the Initial Program, the Second Program, and the Third Program are recorded as Treasury stock on the Company’s consolidated balance sheets.
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
22. Earnings Per Share
Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to HireRight Holdings Corporation stockholders by the weighted-average number of outstanding shares during the period.
The weighted-average outstanding shares may include potentially dilutive equity awards. Diluted net income (loss) per share includes the effects of potentially dilutive equity awards, which include stock options, restricted stock units, and other potentially dilutive equity awards outstanding during the year. For the years ended December 31, 2023, 2022, and 2021 there were 8,992,317, 6,913,703, and 6,360,367 potentially dilutive equity awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect.

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
Basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021 were:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to HireRight Holdings Corporation	$(11,560)	$144,574	$(21,303)
Denominator:
Weighted-average shares outstanding - basic	72,935,490	79,344,547	60,821,472
Effect of dilutive equity awards	—	98,716	—
Weighted-average shares outstanding - diluted	72,935,490	79,443,263	60,821,472

Net income (loss) per share attributable to HireRight Holdings Corporation:
Basic	$(0.16)	$1.82	$(0.35)
Diluted	$(0.16)	$1.82	$(0.35)
23. Savings and Incentive Plans
Savings Plan
The Company sponsors a defined contribution plan which includes a savings plan feature provided under Section 401(k) of the Internal Revenue Code. This plan is generally available to all U.S. employees with three months of service and is funded by employee contributions and periodic discretionary contributions from the Company. Under this plan, the Company may make a matching contribution of up to 100% of each pre-tax dollar contributed by the participant on the first 4% of eligible compensation.The Company’s contributions for the years ended December 31, 2023, 2022, and 2021 were $2.9 million, $3.1 million, and $2.9 million, respectively.
Annual Incentive Plan
The Annual Incentive Plan is approved annually by the compensation committee of the Company’s board of directors. The purpose of the Annual Incentive Plan is to provide an incentive and to reward participants in the plan for achieving certain, pre-established performance targets through a cash bonus. Funding of the plan for management-level participants for the years ended December 31, 2023, 2022, and 2021 included measures of Adjusted Earnings Before Income Taxes and Depreciation and Amortization (“Adjusted EBITDA Target”). The Annual Incentive Plan also incorporates individual performance goals for both management and non-management participants. For the year ended December 31, 2023, 2022, and 2021, the Company recognized $11.8 million, $12.7 million, and $12.1 million respectively, as expense under the Annual Incentive Plan.
24. Restructuring and Related Charges
Global Restructuring Plan
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability as part of its ongoing margin improvement initiatives. The plan involves reduction in force, offshoring certain functions, and other measures designed to reduce costs to achieve the Company’s long-term margin goals. The plan was approved and initiated in the first quarter of 2023 and is expected to continue through the first half of 2024.
During the year ended December 31, 2023, the Company recognized restructuring charges of $18.3 million, primarily for employee severance and benefits in connection with the workforce reduction, accelerated expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees of $9.7 million during the year ended December 31, 2023 for consulting costs related to the execution of

HireRight Holdings Corporation
Notes to Consolidated Financial Statements
the Company’s global restructuring plan. All charges were recorded as selling, general and administrative expenses and cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations.
The Company expects to recognize additional restructuring charges through the first half of 2024 of $2.0 million to $3.0 million, primarily for severance and benefits, professional service fees, and transition costs. The Company is continuing to evaluate operating costs and outsourcing opportunities and the expected charges related to the global restructuring plan may be greater than expected, including charges for additional severance and professional service fees.
The components of the restructuring charges (including professional service fees) are as follows:

Year Ended December 31,
2023
(in thousands)
Severance and benefits (1)	$13,712
Accelerated expense on abandoned right-of-use assets (2)	2,919
Professional fees (3)	9,708
Other (4)	1,665
Total restructuring charges	$28,004
(1)Charges of $4.3 million recorded in cost of services (exclusive of depreciation and amortization) for the year ended December 31, 2023. Charges of $9.4 million recorded in selling, general and administrative expenses for the year ended December 31, 2023.
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
The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued salaries and payroll and accrued expenses and other current liabilities on the consolidated balance sheets:

December 31, 2023
(in thousands)
Balance at December 31, 2022	$—
Charges incurred (1)	25,085
Payments	(21,647)
Balance at December 31, 2023	$3,438
(1)Includes $13.7 million in charges for employee severance and benefits related to the workforce reduction, $1.3 million of which remains unpaid as of December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2023.
On July 3, 2023, we completed the acquisition of 60% of the equity interests in Digital Trust Identity Services (“DTIS”). We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded the internal control over financial reporting of DTIS from management's assessment of internal control over financial reporting as of December 31, 2023. The total assets and total revenues of DTIS represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
(c) Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Merger Agreement with Principal Stockholders
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these consolidated financial statements.

On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Agreement states that each share of Company common stock outstanding as of the effective time of the merger will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.35.

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for either party to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 15, 2024. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $30 million or Parent to pay the Company a termination fee of $65 million, plus in either case enforcement costs not to exceed $2 million.

The Consummation of the Merger is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the Unaffiliated Company Stockholders to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of February 15, 2024, by and among HireRight Holdings Corporation, Hearts Parent, LLC and Hearts Merger Sub, Inc.
3.1#	Form of Certificate of Incorporation of HireRight Holdings Corporation
3.2#	Form of Bylaws of HireRight Holdings Corporation
4.1#	Form of Registration Rights Agreement
4.2#	Form of Stockholders Agreement
10.1#	First Lien Credit Agreement, dated as of July 12, 2018, among Genuine Mid Holdings LLC, Genuine Financial Holdings LLC, the lenders party thereto and Bank of America, N.A., as administrative agent
10.3#	Form of Director and Officer Indemnification Agreement
10.4#+	HireRight GIS Group Holdings LLC Equity Incentive Plan
10.5#+	HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.6#+	Form of Stock Option Grant Notice for Employees under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.7#+	Form of Restricted Stock Unit Grant Notice for Employees under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.8#+	Form of Restricted Stock Unit Grant Notice for Non-Employee Directors under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan
10.9#+	HireRight Holdings Corporation Employee Stock Purchase Plan
10.10**+	Employment Agreement by and between Guy Abramo and HireRight Holdings Corporation, dated October 28, 2021
10.12**+	Employment Agreement by and between Thomas Spaeth and HireRight Holdings Corporation, dated October 28, 2021
10.13**+	Employment Agreement by and between Scott Collins and HireRight Holdings Corporation, dated October 28, 2021
10.14#+	HireRight Holdings Corporation U.S. Executive Severance Plan
10.15#	Form of Income Tax Receivable Agreement, by and among HireRight Holdings Corporation and the other parties named therein
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

10.20*+	Employment Agreement by and between Conal Thompson and HireRight Holdings Corporation, dated October 28, 2021
10.21*	Amendment to MOIC Options by and between Conal Thompson and HireRight Holdings Corporation, dated March 19, 2022

10.22*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated November 7, 2022, for Conal Thompson
10.23*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Guy Abramo
10.24*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Guy Abramo
10.25*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Thomas Spaeth
10.26*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Thomas Spaeth
10.27*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Conal Thompson
10.28*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Conal Thompson
10.29*+	Stock Option Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Scott Collins
10.30*+	Restricted Stock Unit Grant Notice under the HireRight Holdings Corporation 2021 Omnibus Incentive Plan, dated March 23, 2022, for Scott Collins
10.31	Incremental Second Amendment to First Lien Credit Agreement
10.32	Support Agreement, dated as of February 15, 2024, by and among HireRight Holdings Corporation, General Atlantic Partners (Bermuda) HRG II, L.P., General Atlantic (HRG) Collections, L.P., GAPCO AIV Interholdco (GS), L.P., GA AIV-1 B Interholdco (GS), L.P. and GA AIV-1 A Interholdco (GS), L.P.
10.33	Support Agreement, dated as of February 15, 2024, by and among HireRight Holdings Corporation, Trident VII, L.P., Trident VII Parallel Fund, L.P., Trident VII DE Parallel Fund, L.P. and Trident VII Professionals Fund, L.P.
14.1**	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Hireright Holdings Corporation Clawback Policy
_____________

*	Filed herewith.
#	Incorporated by reference to the same titled exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2021.
**	Incorporated by reference to the same titled exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2021.
+	Indicates a management contract or compensatory plan or agreement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 12, 2024.

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

Signature	Title	Date

/s/ Guy P. Abramo	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2024
Guy P. Abramo

/s/ Thomas M. Spaeth	Chief Financial Officer (Principal Financial Officer)	March 12, 2024
Thomas M. Spaeth

/s/ Laurie Blanton	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2024
Laurie Blanton

/s/ Venkat Bhamidipati	Director	March 12, 2024
Venkat Bhamidipati

/s/ James Carey	Director	March 12, 2024
James Carey

/s/ Mark Dzialga	Director	March 12, 2024
Mark Dzialga

/s/ Josh Feldman	Director	March 12, 2024
Josh Feldman

/s/ Rene Kern	Director	March 12, 2024
Rene Kern

/s/ Lawrence M. Kutscher	Director	March 12, 2024
Lawrence M. Kutscher

/s/ James LaPlaine	Director	March 12, 2024
James LaPlaine

/s/ James Matthews	Director	March 12, 2024
James Matthews

/s/ Lisa Troe	Director	March 12, 2024
Lisa Troe