Form 10-Q
period 2024-03-31
HireRight Holdings Corp
filed 2024-05-07
CIK 1859285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The registrant had outstanding 67,352,961 shares of common stock as of May 1, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
HireRight Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$77,285	$123,416
Accounts receivable, net of allowance for credit losses of $5,182 and $5,422 at March 31, 2024 and December 31, 2023, respectively	131,037	120,724
Prepaid expenses and other current assets	21,472	19,556
Total current assets	229,794	263,696
Property and equipment, net	7,916	6,393
Right-of-use assets, net	5,608	6,150
Intangible assets, net	282,196	297,401
Goodwill	836,568	837,514
Cloud computing software, net	34,450	36,144
Deferred tax assets	83,491	76,736
Other non-current assets	24,887	24,256
Total assets	$1,504,910	$1,548,290
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,769	$9,496
Accrued expenses and other current liabilities	94,194	100,963
Accrued salaries and payroll	20,285	29,392
Debt, current portion	7,500	7,500
Total current liabilities	130,748	147,351
Debt, long-term portion	723,455	726,767
Tax receivable agreement liability, long-term portion	162,669	183,835
Deferred tax liabilities	10,616	10,817
Other non-current liabilities	10,287	10,757
Total liabilities	1,037,775	1,079,527
Commitments and contingent liabilities (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value, authorized 100,000,000 shares; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, authorized 1,000,000,000 shares; 80,201,053 and 80,199,299 shares issued, and 67,352,961 and 67,351,207 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	80	80
Additional paid-in capital	827,173	823,621
Treasury stock, at cost; 12,848,092 shares repurchased at March 31, 2024 and December 31, 2023	(137,596)	(137,596)
Accumulated deficit	(230,621)	(227,350)
Accumulated other comprehensive loss	(9,225)	(7,587)
Total HireRight Holdings Corporation stockholders' equity	449,811	451,168
Noncontrolling interest	17,324	17,595
Total stockholders’ equity	467,135	468,763
Total liabilities and stockholders’ equity	$1,504,910	$1,548,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Revenues	$173,202	$175,447

Expenses
Cost of services (exclusive of depreciation and amortization below)	91,638	98,451
Selling, general and administrative	54,734	59,726
Depreciation and amortization	19,173	18,417
Total expenses	165,545	176,594
Operating income (loss)	7,657	(1,147)

Other expenses
Interest expense, net	17,726	12,402
Other expense, net	6	306
Total other expenses	17,732	12,708
Loss before income taxes	(10,075)	(13,855)
Income tax benefit	(6,533)	(5,944)
Net loss	$(3,542)	$(7,911)
Less: Net loss attributable to noncontrolling interest (1)	(271)	—
Net loss attributable to HireRight Holdings Corporation	$(3,271)	$(7,911)

Net loss per share attributable to HireRight Holdings Corporation:
Basic	$(0.05)	$(0.10)
Diluted	$(0.05)	$(0.10)
Weighted-average shares outstanding:
Basic	67,351,727	77,285,116
Diluted	67,351,727	77,285,116

(1) See Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies for a description of noncontrolling interest.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(3,542)	$(7,911)

Other comprehensive income (loss), net of tax
Unrealized gain on derivatives qualified for hedge accounting:
Reclassification adjustments included in earnings (1)	—	(2,527)
Total unrealized loss	—	(2,527)
Currency translation adjustment, net of tax expense of $0 and $20 for the three months ended March 31, 2024 and 2023, respectively	(1,638)	2,777
Other comprehensive income (loss)	(1,638)	250
Comprehensive loss	$(5,180)	$(7,661)
Less: comprehensive loss attributable to noncontrolling interest	(271)	—
Comprehensive loss attributable to HireRight Holdings Corporation	$(4,909)	$(7,661)

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

HireRight Holdings Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands, except share data)
Balances at December 31, 2023	67,351,207	$80	12,848,092	$(137,596)	$823,621	$(227,350)	$(7,587)	$17,595	$468,763
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	1,754	—	—	—	—	—	—	—	—
Net loss attributable to HireRight Holdings Corporation	—	—	—	—	—	(3,271)	—	—	(3,271)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(271)	(271)
Stock-based compensation	—	—	—	—	3,552	—	—	—	3,552
Other comprehensive loss	—	—	—	—	—	—	(1,638)	—	(1,638)
Balances at March 31, 2024	67,352,961	$80	12,848,092	$(137,596)	$827,173	$(230,621)	$(9,225)	$17,324	$467,135

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except unit data)
Balances at December 31, 2022	78,131,568	$80	1,528,829	$(16,827)	$805,799	$(215,790)	$(4,944)	$568,318
Issuance of common stock under stock-based compensation plans	4,931	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,911)	—	(7,911)
Stock-based compensation	—	—	—	—	3,828	—	—	3,828
Repurchase of common stock	(2,262,400)	—	2,262,400	(25,510)	—	—	—	(25,510)
Other comprehensive income	—	—	—	—	—	—	250	250
Balances at March 31, 2023	75,874,099	$80	3,791,229	$(42,337)	$809,627	$(223,701)	$(4,694)	$538,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HireRight Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net loss	$(3,542)	$(7,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,173	18,417
Deferred income taxes	(6,488)	(6,590)
Amortization of debt issuance costs	474	803
Amortization of contract assets	1,314	1,212
Amortization of right-of-use assets	402	2,384
Amortization of unrealized gains on terminated interest rate swap agreements	—	(2,527)
Amortization of cloud computing software costs	1,733	1,571
Stock-based compensation	3,552	3,828
Other non-cash charges, net	(87)	(383)
Changes in operating assets and liabilities:
Accounts receivable	(10,085)	2,838
Prepaid expenses and other current assets	(1,917)	(1,465)
Cloud computing software	(39)	(6,125)
Other non-current assets	(2,043)	(1,893)
Accounts payable	(737)	(1,804)
Accrued expenses and other current liabilities	(475)	(771)
Accrued salaries and payroll	(9,306)	(5,140)
Operating lease liabilities, net	(1,377)	(1,284)
Other non-current liabilities	219	(175)
Net cash used in operating activities	(9,229)	(5,015)
Cash flows from investing activities
Purchases of property and equipment	(2,648)	(693)
Capitalized software development	(2,899)	(2,918)
Other investing	—	(1,000)
Net cash used in investing activities	(5,547)	(4,611)
Cash flows from financing activities
Repayments of debt	(3,750)	(2,088)
Payment of tax receivable agreement liability	(27,169)	—
Repurchases of common stock	—	(24,584)
Net cash used in financing activities	(30,919)	(26,672)
Net decrease in cash, cash equivalents and restricted cash	(45,695)	(36,298)
Effect of exchange rates	(436)	306
Cash, cash equivalents and restricted cash
Beginning of year	123,416	163,402
End of period	$77,285	$127,410
Cash paid for
Interest	$17,467	$15,221
Income taxes	$2,416	$639
Supplemental schedule of non-cash activities
Unpaid property and equipment and capitalized software purchases	$648	$821
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
Income Tax Receivable Agreement

In connection with the Company’s initial public offering (“IPO”), the Company entered into an income tax receivable agreement (“TRA”), which provides for the payment by the Company over a period of approximately 12 years to pre-IPO equityholders or their permitted transferees of 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize (calculated using certain assumptions) in U.S. federal, state, and local income tax savings as a result of the utilization (or deemed utilization) of certain existing tax attributes. As of March 31, 2024 and December 31, 2023, the Company had a total liability of $183.9 million and $211.0 million, respectively, in connection with the projected obligations under the TRA, for which annual payments began in the first quarter of 2024. TRA related liabilities are classified as current or non-current based on the expected date of payment and are included on the Company’s condensed consolidated balance sheets under the captions accrued expenses and other current liabilities and tax receivable agreement liability, long-term portion, respectively. See Note 6 — Accrued Expenses and Other Current Liabilities for further details related to the current portion of the TRA liability.
Merger Agreement with Principal Stockholders
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these condensed consolidated financial statements.
On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). If the Merger is completed, at the effective time of the Merger, each share of HireRight’s common stock, par value $0.001 per share (the ‘‘Company Common Stock’’), issued and outstanding immediately prior to the effective time of the Merger, other than shares owned by the Principal Stockholders and certain other shares excluded pursuant to the terms of the Merger Agreement, shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to $14.35 per share of Company Common Stock, payable to the holder thereof, without interest, subject to and in accordance with the terms and conditions of the Merger Agreement (the “Transaction”). Upon completion of the Transaction, the Company will become a private company and will no longer be required to file periodic and other reports with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) with respect to the Company Common Stock. A special committee of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement.
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
On March 21, 2024, the Company filed with the SEC its Schedule 14A including a preliminary proxy statement related to the above transaction in anticipation of solicitation of a stockholder vote to adopt and approve the Merger Agreement. On April 22, 2024 and May 6, 2024, the Company filed with the SEC Amendment No. 1 and Amendment No. 2, respectively, to the Schedule 14A and preliminary proxy statement.
The Consummation of the Merger is subject to various conditions, including but not limited to affirmative vote to adopt the Merger Agreement by (i) the holders of a majority of all of the outstanding shares of Company Common Stock and (ii) the holders of a majority of the outstanding shares of Company Common Stock not held by (a) the Principal Stockholders or certain of their affiliates, (b) Company’s officers (within the meaning of Rule 16a-1(f) of the Exchange Act), or (c) those members of the Company Board who are not members of the special committee.
There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.
Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly and majority-owned subsidiaries for which the Company has a controlling interest. The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. The unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.
Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 12, 2024 (“Annual Report”). The December 31, 2023 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP.
In the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements have been included. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 1 of the notes to the audited consolidated financial statements for the year ended December 31, 2023, included in the Annual Report.
Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 1 — Organization, Basis of Presentation and Consolidation, and Significant Accounting Policies” of the notes to the audited consolidated financial statements for the year ended December 31, 2023, included in the Annual Report. There have been no significant

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements during the three months ended March 31, 2024.
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
2. Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements” to facilitate amendments to the codification that remove references to various FASB Concepts Statements. The Company is required to adopt the guidance for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on the condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires entities to provide on an annual basis disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company is required to adopt the guidance for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on the condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on the condensed consolidated financial statements.
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
Acquisition-related costs incurred by the Company during the three months ended March 31, 2023 related to the DTIS Acquisition were $0.2 million, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.
4. Prepaid Expenses and Other Current Assets, and Other Non-Current Assets

The components of prepaid expenses and other current assets were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid software licenses, maintenance and insurance	$15,833	$15,561
Other prepaid expenses and current assets	5,639	3,995
Total prepaid expenses and other current assets	$21,472	$19,556

The components of other non-current assets were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Contract implementation assets	$19,287	$19,177
Other non-current assets	5,600	5,079
Total other non-current assets	$24,887	$24,256
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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s operating leases were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Right-of-use assets, net (1)	$5,608	$6,150

Current operating lease liabilities (2)	$3,081	$3,754
Operating lease liabilities, long-term (2)	8,205	8,909
Total operating lease liabilities	$11,286	$12,663

(1)Includes impact of accelerated expense on abandoned right-of-use assets related to the global restructuring plan implemented in 2023, see Note 18 — Restructuring and Related Charges for additional information.
(2)Current and long-term operating lease liabilities are recorded in accrued expenses and other current liabilities, and other non-current liabilities, respectively, on the Company’s condensed consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$1,453	$1,549
ROU assets obtained in exchange for operating lease liabilities	$—	$824
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were as follows:

	March 31,
	2024	2023
Weighted average remaining lease term (in years)	3.97	3.92
Weighted average discount rate	5.4%	4.9%
6. Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued data costs	$34,546	$37,581
Tax receivable agreement liability, current portion	21,167	27,169
Other	38,481	36,213
Total accrued expenses and other current liabilities	$94,194	$100,963

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Accrued Salaries and Payroll

The components of accrued salaries and payroll were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Wages, benefits and taxes (1)	$15,160	$14,681
Accrued bonus	5,125	14,711
Total accrued salaries and payroll	$20,285	$29,392

(1)Accrued wages, benefits and taxes at March 31, 2024 and December 31, 2023 includes $0.5 million and $1.3 million respectively in accrued employee severance and benefits related to the workforce reduction, which began in 2023. See Note 18 — Restructuring and Related Charges for additional information.

8. Debt

The components of debt were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Second Amended First Lien Term Loan Facility	$746,250	$750,000
Second Amended Revolving Credit Facility	—	—
Total debt	746,250	750,000
Less: Unamortized original issue discount	(11,216)	(11,538)
Less: Unamortized debt issuance costs	(4,079)	(4,195)
Less: Current portion of long-term debt	(7,500)	(7,500)
Long-term debt, less current portion	$723,455	$726,767

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company is required to make prepayments on the Second Amended First Lien Term Loan Facility with the net cash proceeds of certain asset sales, debt incurrences, casualty events and sale-leaseback transactions, subject to certain specified limitations, thresholds and reinvestment rights. Additionally, the Company is required to make annual prepayments on the Second Amended First Lien Term Loan Facility with a percentage (subject to leverage-based reductions) of the Company’s excess cash flow, as defined therein, if the excess cash flow exceeds a certain specified threshold. For the three months ended March 31, 2024 and 2023, the Company was not required to make a prepayment under the Amended First Lien Term Loan Facility or the Second Amended First Lien Term Loan Facility based on the Company’s excess cash flow.
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
The Second Amended First Lien Term Loan Facility has an interest rate calculated at a per annum rate of, at the Company’s option, either (a) a SOFR rate, plus 4.00% or (b) an alternative base rate, plus 3.00%, with the alternative base rate (“ABR”) determined by reference to the highest of (i) the federal funds effective rate plus 0.50%, (ii) the rate the Administrative Agent announces from time to time as its prime lending rate in New York City, (iii) one-month SOFR plus 1.00%, and (iv) zero%. The applicable margin for borrowings under the Second Amended Revolving Credit Facility is 3.00% for SOFR loans and 2.00% for ABR loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. As of March 31, 2024, the Second Amended First Lien Term Loan Facility accrued interest at one-month SOFR plus 4.00%, and the Second Amended Revolving Credit Facility accrued interest at one-month SOFR plus 2.50% based upon the current pricing grid.

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
As of March 31, 2024, the Company had $158.7 million in available borrowing under the Second Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit. The Company is required to pay a quarterly fee of 0.38% on unutilized commitments under the Second Amended Revolving Credit Facility, subject to adjustment pursuant to a leverage-based pricing grid. As of both March 31, 2024 and December 31, 2023, the quarterly fee on unutilized commitments under the Second Amended Revolving Credit Facility and the Amended Revolving Credit Facility, respectively, was 0.38%.
Debt Covenants
The Second Amended First Lien Facilities contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create or permit the existence of certain liens; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt agreements. In addition, the Second Amended First Lien Facilities also provide for customary events of default. The Company was in compliance with the covenants through the three months ended March 31, 2024.
The Company is also subject to a springing financial maintenance covenant under the Second Amended Revolving Credit Facility, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the outstanding loans and letters of credit under the Second Amended Revolving Credit Facility, subject to certain exceptions, exceed 35% of the total commitments under the Second Amended Revolving Credit Facility at the end of such fiscal quarter. The Company was not subject to this covenant as of March 31, 2024 and December 31, 2023, as outstanding loans and letters of credit did not exceed 35% of the total commitments under the facility.
Other
Amortization of debt discount and debt issuance costs related to the Second Amended First Lien Term Loan Facility are included in interest expense in the condensed consolidated statements of operations and were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Debt discount amortization	$321	$136
Debt issuance costs amortization	117	599
Total debt discount and issuance costs	$438	$735

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted average interest rate on outstanding borrowings during the three months ended March 31, 2024 and the year ended December 31, 2023 was 9.3% and 8.8%, respectively.

9. Fair Value Measurements

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

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Second Amended First Lien Term Loan Facility	$735,034	$735,034	$738,462	$737,539
Second Amended Revolving Credit Facility	—	—	—	—
Total debt	$735,034	$735,034	$738,462	$737,539

10. Derivative Instruments

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

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Following these terminations, $21.5 million of unrealized gains related to the terminated Interest Rate Swap Agreements included in accumulated other comprehensive income (loss) was reclassified to earnings as reductions to interest expense through December 31, 2023.
The Company reclassified interest expense related to hedges of these transactions into earnings as follows:

Three Months Ended March 31, 2023
(in thousands)
Reclassification of unrealized gains related to terminated Interest Rate Swap Agreements into interest expense (1)	$(2,527)
Total reclassification adjustments included in earnings	$(2,527)
(1) Includes reclassification to earnings as a reduction to interest expense of unrealized gains included in accumulated other comprehensive loss on the consolidated balance sheet related to the terminated Interest Rate Swap Agreements. The unrealized gains were fully reclassified to earnings as of December 31, 2023.
The results of derivative activities during the year ended December 31, 2023 are recorded in cash flows from operating activities on the condensed consolidated statements of cash flows.
11. Segments and Geographic Information

The Company operates in one reportable segment.
Revenues are attributed to each geographic region based on the location of the HireRight entity that has contracted for the services that result in the revenues. The following table summarizes the Company’s revenues by region:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percent)
Revenues:
United States	$160,023	92.4%	$161,694	92.2%
International	13,179	7.6%	13,753	7.8%
Total revenues	$173,202	100.0%	$175,447	100.0%

The following table summarizes the Company’s long-lived assets, which consist of property and equipment, net, and operating lease ROU assets, net, by geographic region:

	March 31, 2024	December 31, 2023
	(in thousands)
Long-lived assets:
United States	$7,246	$7,156
International	6,278	5,387
Total long-lived assets	$13,524	$12,543

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
On April 1, 2024, a putative securities class action, Deutsch v. HireRight Holdings et al., No. 3:24-cv-00371 (M.D. Tenn.), was filed against the Company and certain current and former directors and officers of the Company in the United States District Court for the Middle District of Tennessee. The complaint asserts claims under the Securities Act of 1933 on the basis that the Company’s October 2021 IPO offering documents allegedly misrepresented or omitted material information about the Company’s business risks and revenue growth. These claims are asserted on behalf of a putative class of all persons and entities who purchased or otherwise acquired the Company’s securities in its IPO or purchased the Company’s securities thereafter in the stock market pursuant and/or traceable to the Company’s offering documents issued in connection with the IPO. The case is in the preliminary stages and the Company has not yet responded to the complaint. This matter is in a preliminary stage of litigation. The outcome of the case depends upon questions of fact and law that are or may be disputed or not fully known, and cannot be predicted with confidence at this time. Accordingly, the Company cannot estimate a loss or a range of loss, if any, for this matter. The Company intends to vigorously defend this matter.

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
Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues:
Service revenues	$122,499	$123,696
Surcharge revenues	50,703	51,751
Total revenues	$173,202	$175,447

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Certain transactions between the Company and its affiliated entities are considered related party transactions. The Company’s affiliates include various entities owned by the same pre-IPO equityholders who hold ownership in the Company. Revenues include transactions with related parties, which consist primarily of revenues associated with background search services provided to such parties. The Company recognized revenues of $1.8 million and $0.9 million from related parties for the three months ended March 31, 2024 and 2023, respectively.
Contract Implementation Costs

Contract implementation costs represent incremental set up costs to fulfill contracts with customers, including, for example, salaries and wages incurred to onboard customers onto the Company’s platform to enable the customers to request and access completed background screening reports. Contract implementation costs, net of accumulated amortization are recorded in other non-current assets on the Company’s condensed consolidated balance sheets and amortization expense is recorded in cost of services (exclusive of depreciation and amortization) in the Company’s condensed consolidated statements of operations. Amortization of contract implementation costs included in cost of services (exclusive of depreciation and amortization) was $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. See Note 4 — Prepaid Expenses and Other Current Assets, and Other Non-Current Assets for contract implementation costs included in the Company’s condensed consolidated balance sheets.
15. Income Taxes

Income tax expense (benefit) and effective tax rates were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except effective tax rate)
Income (loss) before income taxes	$(10,075)	$(13,855)
Income tax expense (benefit)	(6,533)	(5,944)
Effective tax rate	64.8%	42.9%

The effective tax rate for the three months ended March 31, 2024, differs from the federal statutory rate of 21% primarily due to state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations. The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% primarily due to state taxes and non-deductible stock-based compensation expense.
During the three months ended March 31, 2023, the Company recorded $0.3 million of excise tax related to share repurchases, which are recorded in Treasury stock on the Company’s condensed consolidated balance sheets.
16. Stock-Based Compensation
Equity Incentive Plans
The Company issues stock-based compensation awards under the 2021 Omnibus Incentive Plan (“Omnibus Incentive Plan”), and prior to the IPO the Company issued stock-based compensation under the HireRight GIS Group Holdings LLC Equity Incentive Plan (“Equity Plan”). At March 31, 2024, the total number of shares authorized for issuance under the Omnibus Incentive Plan was 16.9 million shares and 11.2 million shares remain available for issuance.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-Based Compensation Expense
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Selling, general and administrative	$3,390	$3,181
Cost of services (exclusive of depreciation and amortization)	162	647
Total stock-based compensation expense	$3,552	$3,828
Stock Options under the Equity Plan
For stock options issued under the Equity Plan that were outstanding and unvested as of March 31, 2024, the Company expects to recognize future compensation expense of $1.4 million over a weighted average remaining vesting period of 1.02 years.
Awards under the Omnibus Incentive Plan
For options under the Omnibus Incentive Plan outstanding and unvested as of March 31, 2024, the Company expects to recognize future compensation expense of $3.5 million over a weighted average remaining vesting period of 1.7 years.
On March 13, 2024, the Company granted 229,519 restricted stock units (“RSU”) under the Omnibus Incentive Plan, of which 176,553 were performance RSUs and 52,966 were time-vesting RSUs. The weighted average grant date fair value of all RSUs granted was $14.16 per unit. The performance RSUs vest based upon the achievement of various conditions including observable performance targets related to the Company’s operations and are also subject to continued service. The remaining RSUs vest over a period of approximately four years subject to continued service. The expected stock-based compensation expense for the performance RSUs is $2.5 million and is expected to be recognized over the period from grant date through December 31, 2026. The expected stock-based compensation expense for the remaining RSUs is $0.8 million and is expected to be recognized over the period from grant date through May 20, 2028.
On March 20, 2023, the Company approved a grant of a total of 2,561,275 performance RSUs. A total of 1,116,323 of these performance RSUs had a grant-date fair value of $5.67 per unit based on a Monte Carlo valuation model and may vest based upon the achievement of a market condition related to achievement of stock price targets of the Company's common stock, subject to continued service. The remaining, 1,444,952, performance RSUs granted on March 20, 2023, had a grant date fair value of $10.90 per unit and based upon 2023 adjusted EBITDA results, 97.25% of these performance RSUs qualified for time-based vesting, half on March 12, 2025 and half on March 12, 2026, subject to continued service.
For RSUs outstanding and unvested as of March 31, 2024, the Company expects to recognize future compensation expense of $23.1 million over a weighted average remaining vesting period of 2.0 years.
17. Earnings Per Share

Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to HireRight Holdings Corporation stockholders by the weighted average number of outstanding shares during the period.
The weighted average outstanding shares may include potentially dilutive equity awards. Diluted net income (loss) per share includes the effects of potentially dilutive equity awards, which include stock options, restricted

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
stock units, and performance stock units outstanding during the year. For the three months ended March 31, 2024, and 2023 there were 8,119,366, and 8,338,300 potentially dilutive equity awards, respectively, which were excluded from the calculations of diluted EPS because including them would have had an anti-dilutive effect.
Basic and diluted EPS for the three months ended March 31, 2024 and 2023 were:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to HireRight Holdings Corporation	$(3,271)	$(7,911)
Denominator:
Weighted-average shares outstanding - basic	67,351,727	77,285,116
Effect of dilutive equity awards	—	—
Weighted-average shares outstanding - diluted	67,351,727	77,285,116

Net loss per share attributable to HireRight Holdings Corporation:
Basic	$(0.05)	$(0.10)
Diluted	$(0.05)	$(0.10)

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
During the three months ended March 31, 2024 and 2023, the Company recognized restructuring charges of $1.4 million and $5.9 million respectively, primarily for employee severance and benefits in connection with the workforce reduction, accelerated expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees of $0.7 million and $4.0 million during the three months ended March 31, 2024 and 2023, for consulting costs related to the execution of the Company’s global restructuring plan. All charges were recorded as selling, general and administrative expenses and cost of services (exclusive of depreciation and amortization) in the condensed consolidated statements of operations. As of March 31, 2024, the global restructuring plan was substantially completed.

HireRight Holdings Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of the restructuring charges (including professional service fees) are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Severance and benefits (1)	$1,039	$4,386
Accelerated expense on abandoned right-of-use assets (2)	317	1,482
Professional fees (3)	742	4,006
Other (4)	42	—
Total restructuring charges	$2,140	9,874
(1)Charges of $0.2 million and $1.7 million recorded in cost of services (exclusive of depreciation and amortization) for the three months ended March 31, 2024 and 2023 respectively. Charges of $0.8 million and $2.7 million recorded in selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 respectively.
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
The following table provides the components of and changes in the Company’s restructuring and related charges, included in accrued salaries and payroll and accrued expenses and other current liabilities on the condensed consolidated balance sheets:

March 31, 2024
(in thousands)
Balance at December 31, 2023	$3,438
Charges incurred (1)	1,823
Payments	(2,279)
Balance at March 31, 2024	$2,982

(1)Includes $1.0 million in charges for employee severance and benefits related to the workforce reduction, $0.5 million of which remains unpaid as of March 31, 2024.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements for the fiscal year ended December 31, 2023, as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 (“Annual Report”). The statements in the following discussion and analysis regarding expectations about our future performance, liquidity and capital resources and any other non-historical statements in this discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described immediately below.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and related statements by the Company contain forward-looking statements within the meaning of the federal securities laws. You can often identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, or by their use of words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “seek,” “could,” “targets,” “potential,” “may,” “will,” “should,” “can have,” “likely,” “continue,” and other terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements may include, but are not limited to, statements concerning our anticipated financial performance, including, without limitation, revenue, profitability, net income (loss), adjusted EBITDA, adjusted EBITDA margin, adjusted net income, earnings per share, adjusted diluted earnings per share, and cash flow; strategic objectives including our restructuring and related margin-improvement initiative and the Merger Agreement with Principal Stockholders described below under “2024 Developments”; investments in our business, including development of our technology and introduction of new offerings; sales growth and customer relationships; our competitive differentiation; our market share and leadership position in the industry; market conditions, trends, and opportunities; future operational performance; pending or threatened claims or regulatory proceedings; and factors that could affect these and other aspects of our business.
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
Factors that could affect the outcome of the forward-looking statements include, among other things, our vulnerability to adverse economic conditions, including without limitation inflation and recession, which could increase our costs and suppress labor market activity and our revenue; the market uncertainty and potential disruption resulting from geopolitical tensions and armed conflicts of potentially significant scope; the aggressive competition we face; our heavy reliance on information management systems, vendors, and information sources that may not perform as we expect; the significant risk of liability we face in the services we perform; the fact that data security, data privacy and data protection laws, emerging restrictions on background reporting due to alleged discriminatory impacts and adverse social consequences, and other evolving regulations and cross-border data transfer restrictions may increase our costs, limit the use or value of our services and adversely affect our business; our ability to maintain our professional reputation and brand name; social, political, regulatory and legal risks in markets where we operate; the impact of foreign currency exchange rate fluctuations; unfavorable tax law changes and tax authority rulings; any impairment of our goodwill, other intangible assets and other long-lived assets; our ability to execute and integrate future acquisitions; our ability to access additional credit or other sources of financing; the increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted cyber-related attacks that could pose a risk to our systems, networks, solutions, services and data; with respect to our restructuring and related margin-improvement initiative, the risk that our cost savings may be offset by the need for increased investment in the business to maintain our competitive position and achieve our growth objectives; and with respect to the Merger Agreement with the Principal Stockholders described below, the risk that the required approval of the Transaction by a majority of the unaffiliated stockholders might not be obtained. For more information on the business risks we face and factors that could affect the outcome of forward-looking statements, refer to our Annual Report, in particular the sections of that document entitled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we make from time to time with the SEC. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed or will file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Business Overview

HireRight Holdings Corporation (“HireRight” or the “Company”) is a leading global provider of technology-driven workforce risk management and compliance solutions. We provide comprehensive background screening, verification, identification, monitoring, and drug and health screening services for approximately 37,000 customers across the globe. We offer our services via a unified global software and data platform that tightly integrates into our customers’ human capital management (“HCM”) systems enabling highly effective and efficient workflows for workforce hiring, onboarding, and monitoring. In 2023, we screened over 26 million job applicants, employees and contractors for our customers and processed over 95 million screens.
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
2024 Developments
Merger Agreement with Principal Stockholders
On December 11, 2023, the Company announced the receipt of a non-binding proposal from General Atlantic, L.P. and Stone Point Capital LLC and their respective affiliated funds (collectively, the “Principal Stockholders”) to acquire all of the Company’s outstanding shares of common stock that are not already owned by the Principal Stockholders for $12.75 in cash per share. The Principal Stockholders collectively owned approximately 75.2% of the Company’s outstanding common stock as of the date of issuance of these condensed consolidated financial statements.
On February 15, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hearts Parent, LLC, a Delaware limited liability company (“Parent”) and Hearts Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). If the Merger is completed, at the effective time of the Merger, each share of HireRight’s common stock, par value $0.001 per share (the ‘‘Company Common Stock’’), issued and outstanding immediately prior to the effective time of the Merger, other than shares owned by the Principal Stockholders and certain other shares excluded pursuant to the terms of the Merger Agreement, shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to $14.35 per share of Company Common Stock, payable to the holder thereof, without interest, subject to and in accordance with the terms and conditions of the Merger Agreement (the “Transaction”). Upon completion of the Transaction, the Company will become a private company and will no longer be required to file periodic and other reports with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) with respect to the Company Common Stock. A special committee of independent and disinterested members of the Company’s board of directors (the “Company Board”) unanimously adopted resolutions recommending that the Company Board approve the Merger Agreement and the transactions contemplated thereby and recommend that the Company’s Stockholders approve and adopt the Merger Agreement. Thereafter, the Company Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement.
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
On March 21, 2024, the Company filed with the SEC its Schedule 14A including a preliminary proxy statement related to the above transaction in anticipation of solicitation of a stockholder vote to adopt and approve the Merger Agreement. On April 22, 2024 and May 6, 2024, the Company filed with the SEC Amendment No. 1 and Amendment No. 2, respectively, to the Schedule 14A and preliminary proxy statement.
The Consummation of the Merger is subject to various conditions, including but not limited to affirmative vote to adopt the Merger Agreement by (i) the holders of a majority of all of the outstanding shares of Company Common Stock and (ii) the holders of a majority of the outstanding shares of Company Common Stock not held by (a) the Principal Stockholders or certain of their affiliates, (b) Company’s officers (within the meaning of Rule 16a-1(f) of the Exchange Act), or (c) those members of the Company Board who are not members of the special committee.
There can be no assurance that the Merger Agreement or any related transaction will be consummated, or as to the terms of any such transaction.
Global Restructuring Plan
In the first quarter of 2023, the Company began a global restructuring plan intended to improve the Company’s cost structure, operating efficiency, and profitability in response to ongoing uncertain macroeconomic conditions. The plan, which involves a reduction in force, offshoring of certain functions, and other measures designed to reduce cost and compensate for reduced order volumes, was initiated in the first quarter of 2023. During the three months ended March 31, 2024, the Company recognized restructuring charges of $1.4 million, primarily for employee severance and benefits in connection with the workforce reduction, accelerated rent expense on abandoned right-of-use assets, and other restructuring charges. In addition, the Company incurred professional service fees during the three months ended March 31, 2024, of $0.7 million, for consulting costs related to the execution of the Company’s global restructuring plan. As of March 31, 2024, the global restructuring plan was substantially completed. We estimate annualized gross savings of approximately $50.0 million under the global restructuring plan. However, we may not be able to fully realize the cost savings and benefits anticipated from the global restructuring plan.
Key Components of Our Results from Operations

Revenues
The Company generates revenues from background screening and related compliance services delivered in online reports. Our customers place orders for our services and reports either individually or through batch ordering. Each report is accounted for as a single order which is then typically consolidated and billed to our customers on a monthly basis. Approximately 27% of revenues for each of the three months ended March 31, 2024 and 2023 respectively, were generated from the Company’s top 50 customers, which consist of large U.S. and multinational companies across diversified industries such as transportation, healthcare, technology, business and consumer services, financial services, manufacturing, education, retail, gig economy, and not-for-profit. None of the Company’s customers individually accounted for greater than 10% of revenues for each of the three months ended March 31, 2024, and 2023, respectively. Healthcare, technology, financial services, and transportation customers represent the largest contributors to revenues. Revenues from these customers for the three months ended March 31, 2024, increased 2% from the prior year period, led by increases in order volumes from technology companies.
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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2024 and 2023

The following tables present operating results for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percent of revenues)
Revenues	$173,202	100.0%	$175,447	100.0%

Expenses
Cost of services (exclusive of depreciation and amortization below)	91,638	52.9%	98,451	56.1%
Selling, general and administrative	54,734	31.6%	59,726	34.0%
Depreciation and amortization	19,173	11.1%	18,417	10.5%
Total expenses	165,545	95.6%	176,594	100.7%
Operating income (loss)	7,657	4.4%	(1,147)	(0.7)%

Other expenses
Interest expense, net	17,726	10.2%	12,402	7.1%
Other expense, net	6	—%	306	0.2%
Total other expenses	17,732	10.2%	12,708	7.2%
Loss before income taxes	(10,075)	(5.8)%	(13,855)	(7.9)%
Income tax benefit	(6,533)	(3.8)%	(5,944)	(3.4)%
Net loss	$(3,542)	(2.0)%	$(7,911)	(4.5)%
Less: Net loss attributable to noncontrolling interest	(271)	(0.2)%	—	—%
Net loss attributable to HireRight Holdings Corporation	$(3,271)	(1.9)%	$(7,911)	(4.5)%

Revenues
Revenues for the three months ended March 31, 2024 decreased to $173.2 million, a decrease of $2.2 million, or 1.3%, from the prior year period, primarily driven by lower order volumes. While no specific vertical experienced a significant order volume decline, the aggregate decline was $13.0 million, partially offset by significant improvement in our technology vertical, which increased $8.6 million compared to the three months ended March 31, 2023. Revenues of $2.2 million related to our acquisition of Digital Technology Identity Services also offset the decrease in total revenues.
From a geographical perspective, revenues from international regions decreased by $0.6 million, or 4.2%, and revenues from the United States decreased by $1.7 million, or 1.0%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Cost of Services (exclusive of depreciation and amortization)
Cost of services for the three months ended March 31, 2024 decreased to $91.6 million, a decrease of $6.8 million, or 6.9%, from the prior year period, primarily due to lower order volumes, decreased use of contract labor, and lower average labor costs per background screen. Cost of services as a percent of revenues decreased to 52.9% for the three months ended March 31, 2024, compared to 56.1% for the three months ended March 31, 2023, primarily driven by increased usage of offshore labor as well as lower cost of contract labor and lower average labor costs per background screen as a result of process improvements associated with our technology initiatives.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2024 decreased $5.0 million to $54.7 million, or 8.4%, compared to the prior year period primarily due to a decrease in personnel related expenses of $4.3 million, primarily attributable to higher employee severance and employee benefits related to our global restructuring plan in the prior year period. Consulting costs associated with the global restructuring plan decreased $3.3 million compared to the prior year period. Other decreases included reductions in advertising costs, facility related costs, and various other costs, amounting to $2.1 million. These decreases were offset by increases in professional services fees and legal fees of $2.7 million and $1.8 million, respectively, primarily related to the Merger Agreement. SG&A as a percent of revenues for the three months ended March 31, 2024 decreased to 31.6% from 34.0% for the three months ended March 31, 2023, primarily due to the impact of the global restructuring plan.
Interest Expense
Interest expense for the three months ended March 31, 2024, increased $5.3 million, to $17.7 million, or 42.9%, compared to the comparable prior year period. The increase in interest expense was primarily due to rising interest rates on our variable rate term loan facility and carrying a higher average balance during the three months ended March 31, 2024, which increased interest expense by $1.6 million and $1.2 million, respectively, in the three months ended March 31, 2024 compared to the comparable prior year period. Reclassifications from accumulated other comprehensive loss on the condensed consolidated balance sheet of unrealized gains related to our terminated interest rate swap agreements reduce interest expense and such unrealized gains were fully reclassified by December 31, 2023. The reclassifications to reduce interest expense, during the three months ended March 31, 2023, were $2.5 million, which resulted in an increase in interest expense when compared to the three months ended March 31, 2024.
Income Tax Expense (Benefit)
The effective tax rate for the three months ended March 31, 2024, was 64.8% compared to 42.9% for the three months ended March 31, 2023. The increase in effective tax rate for the three months ended March 31, 2024, compared to the prior year period, was primarily due to the mix of pretax book losses and income in various jurisdictions, state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations.
The effective tax rate for the three months ended March 31, 2024, differs from the federal statutory rate of 21% primarily due to state taxes, non-deductible stock-based compensation expense, and U.S. tax on foreign operations. The effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to state taxes and non-deductible stock-based compensation expense.
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
Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents, as applicable for the period, net income (loss) attributable to HireRight Holdings Corporation before income (loss) attributable to noncontrolling interest, interest expense, income taxes, depreciation and amortization expense, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs or insurance recoveries deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our:
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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percents)
Net loss	$(3,542)	$(7,911)
Loss attributable to noncontrolling interest	271	—
Net loss attributable to HireRight Holdings Corporation	(3,271)	(7,911)
Income tax benefit	(6,533)	(5,944)
Interest expense, net	17,726	12,402
Depreciation and amortization	19,173	18,417
EBITDA	27,095	16,964
Stock-based compensation	3,552	3,828
Realized and unrealized loss on foreign exchange	119	307
Restructuring charges (1)	2,140	9,874
Amortization of cloud computing software costs (2)	1,733	1,571
Other items (3)	5,673	497
Adjusted EBITDA	$40,312	$33,041
Net income (loss) margin attributable to HireRight Holdings Corporation(4)	(1.9)%	(4.5)%
Adjusted EBITDA margin	23.3%	18.8%

(1)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan during the three months ended March 31, 2024 primarily include: (i) $1.0 million of severance and benefits related to impacted employees, (ii) $0.7 million of professional service fees related to the execution of our cost savings initiatives, and (iii) $0.3 million related to the abandonment of certain of our leased facilities. Restructuring charges incurred in connection with the plan during the three months ended March 31, 2023 include: (i) $4.4 million of severance and benefits related to impacted employees, (ii) $4.0 million of professional service fees related to the execution of our cost savings initiatives, and (iii) $1.4 million related to the abandonment of certain of our leased facilities.
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
(3)Other items for the three months ended March 31, 2024 consist primarily of (i) professional services fees of $5.3 million related to the Merger Agreement, and (ii) $0.4 million of professional services fees not related to core operations. Other items for the three months ended March 31, 2023 consist of professional service fees not related to core operations.
(4)Net income (loss) margin attributable to HireRight represents net income (loss) attributable to HireRight divided by revenues for the period.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
In addition to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income as net income (loss) attributable to HireRight Holdings Corporation adjusted for income (loss) attributable to noncontrolling interest, amortization of acquired intangible assets, loss on modification and extinguishment of debt, stock-based compensation, realized and unrealized gain (loss) on foreign exchange, restructuring charges, amortization of cloud computing software costs, legal settlement costs or insurance recoveries deemed by management to be outside the normal course of business, and other items management believes are not representative of the Company’s core operations, to which we apply a blended statutory tax rate. See the footnotes to the table below for a description of certain of these adjustments. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by the weighted average number of shares outstanding (diluted) for the applicable period. We believe Adjusted Diluted Earnings Per Share is useful to investors and analysts because it enables them to better evaluate per share operating performance across reporting periods and to compare our performance to that of our peer companies.

The following table reconciles our non-GAAP financial measure of Adjusted Net Income to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(3,542)	$(7,911)
Loss attributable to noncontrolling interest	271	—
Net loss attributable to HireRight Holdings Corporation	(3,271)	(7,911)
Income tax benefit	(6,533)	(5,944)
Amortization of acquired intangible assets	15,883	15,394
Interest expense swap adjustments (1)	—	(2,527)
Interest expense discounts (2)	473	803
Stock-based compensation	3,552	3,828
Realized and unrealized loss on foreign exchange	119	307
Restructuring charges (3)	2,140	9,874
Amortization of cloud computing software costs (4)	1,733	1,571
Other items (5)	5,673	497
Adjusted income before income taxes	19,769	15,892
Adjusted income taxes (6)	5,140	4,132
Adjusted Net Income	$14,629	$11,760

The following table sets forth the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2024	2023

Diluted net loss per share	$(0.05)	$(0.10)
Loss attributable to noncontrolling interest	—	—
Diluted net loss per share attributable to HireRight Holdings Corporation	(0.05)	(0.10)
Income tax benefit	(0.10)	(0.08)
Amortization of acquired intangible assets	0.24	0.20
Interest expense swap adjustments (1)	—	(0.03)
Interest expense discounts (2)	0.01	0.01
Stock-based compensation	0.05	0.05
Realized and unrealized loss on foreign exchange	—	—
Restructuring charges (3)	0.03	0.13
Amortization of cloud computing software costs (4)	0.03	0.02
Other items (5)	0.09	0.01
Adjusted income before income taxes	0.30	0.21
Adjusted income taxes (6)	(0.08)	(0.06)
Adjusted Diluted Earnings Per Share	$0.22	$0.15

Weighted average number of shares outstanding - diluted	67,351,727	77,285,116

(1)Interest expense swap adjustments consist of amortization of unrealized gains on our terminated interest rate swap agreements, which were recognized through December 2023 as a reduction in interest expense.
(2)Interest expense discounts consist of amortization of original issue discount and debt issuance costs.
(3)Restructuring charges represent costs incurred in connection with the Company’s global restructuring plan. Costs incurred in connection with the plan during the three months ended March 31, 2024 primarily include: (i) $1.0 million of severance and benefits related to impacted employees, (ii) $0.7 million of professional service fees related to the execution of our cost savings initiatives, and (iii) $0.3 million related to the abandonment of certain of our leased facilities. Restructuring charges incurred in connection with the plan during the three months ended March 31, 2023 include: (i) $4.4 million of severance and benefits related to impacted employees, (ii) $4.0 million of professional service fees related to the execution of our cost savings initiatives, and (iii) $1.4 million related to the abandonment of certain of our leased facilities.
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
(5)Other items for the three months ended March 31, 2024 consist primarily of (i) professional services fees of $5.3 million related to the Merger Agreement, and (ii) $0.4 million of professional services fees not related to core operations. Other items for the three months ended March 31, 2023 consist of professional service fees not related to core operations.
(6)Adjusted income taxes are based on the tax laws in the jurisdictions in which the Company operates and exclude the impact of net operating losses and valuation allowances to calculate a non-GAAP blended statutory rate of 26% for the three months ended March 31, 2024 and 2023. Adjusted income taxes for the three months ended March 31, 2023 have been updated to conform to the current year methodology.

Liquidity and Capital Resources
General
Our primary sources of liquidity and capital resources are cash generated from our operating activities, cash on hand, and borrowings under our long-term debt arrangements. Income taxes have historically not been a significant use of funds but after the benefits of our net operating loss (“NOL”) carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rate. Additionally, as a result of the income tax receivable agreement (“TRA”) we entered into in connection with the IPO, we will be required to pay certain pre-IPO equityholders or their transferees 85% of the benefits, if any, that the Company and its subsidiaries realize, or are deemed to realize in income tax savings due to our utilization of the NOLs and other tax attributes, for which the Company recognized an estimated total liability of $183.9 million, including a current portion of $21.2 million, as of March 31, 2024. Based on our current taxable income estimates, we expect to repay the majority of this obligation by the end of 2030. Annual payments on the TRA began in the first quarter of 2024. These payments will result in cash outflows of amounts we would otherwise have retained in the form of tax savings from the application of the NOLs and other tax attributes.
Cash and cash equivalents as of March 31, 2024 was $77.3 million. As of March 31, 2024, cash held in foreign jurisdictions was approximately $16.6 million and is primarily related to international operations.
Debt
The Company currently has two long-term debt arrangements:
•The Second Amended First Lien Term Loan Facility, a first lien senior secured term loan facility, bearing interest payable monthly at a Secured Overnight Financing Rate (“SOFR”) variable rate (5.33% at March 31, 2024) + 4.00%, maturing on September 30, 2030. Total principal outstanding balance on our debt was $746.3 million as of March 31, 2024 and $750.0 million as of December 31, 2023.
•The Second Amended Revolver Credit Facility, a first lien senior secured revolving credit facility in an aggregate principal amount of up to $160.0 million, including a $40.0 million letter of credit sub-facility, bearing interest monthly at a SOFR variable rate (5.32% at March 31, 2024) + 2.5% (subject to adjustment pursuant to a leverage-based pricing grid) and maturing on June 3, 2027 or, if earlier, 91 days prior to the maturity of the Company’s term loans under the Second Amended First Lien Term Loan Facility. The Company had $158.7 million in available borrowing capacity under the Amended Revolving Credit Facility, after utilizing $1.3 million for letters of credit as of March 31, 2024.
The Second Amended First Lien Term Loan Facility includes a springing financial maintenance covenant for the benefit of the revolving lenders thereunder, which requires us to maintain a specified first lien leverage ratio as of the last day of any fiscal quarter on which greater than 35% of the revolving commitments are drawn (excluding for this purpose up to $15.0 million of undrawn letters of credit). The Company was not subject to this covenant as of March 31, 2024, as outstanding loans and letters of credit under the Second Amended Revolving Credit Facility did not exceed 35% of the total commitments under the facility.
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
Operating Commitments

As of March 31, 2024, the Company had purchase obligations to various parties of approximately $38.7 million in the aggregate, primarily to purchase data and other screening services in the ordinary course of business. These purchase obligations have varying expiration terms through 2025, and approximately $12.0 million of the total is expected to be paid within one year.
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
Cash Flow Analysis
The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(9,229)	$(5,015)
Net cash used in investing activities	(5,547)	(4,611)
Net cash used in financing activities	(30,919)	(26,672)
Net decrease in cash, cash equivalents and restricted cash	$(45,695)	$(36,298)
Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Cash used in operating activities was $9.2 million for the three months ended March 31, 2024 compared to $5.0 million for the three months ended March 31, 2023. The increase in cash used in operating activities was primarily due to higher costs associated with the Merger Agreement. The increase in cash used in operating activities was partly offset by net loss of $3.5 million for the current period compared to net loss of $7.9 million for the prior year period.
Investing Activities
Cash used in investing activities was $5.5 million during the three months ended March 31, 2024, compared to $4.6 million during the three months ended March 31, 2023. The increase was due primarily to an increase of $2.0 million in cash used for purchases of property and equipment, as the company made fewer purchases in the prior year period in connection with its costs savings initiatives. The increase in cash used was partly offset by a decrease in Other investing of $1.0 million compared to the prior year period during which we purchased an investment in an unconsolidated entity.
Financing Activities
Cash used in financing activities was $30.9 million for the three months ended March 31, 2024 compared to $26.7 million during the three months ended March 31, 2023. The increase in cash used was due primarily to making the first payment on our income tax receivable agreement of $27.2 million in February 2024, partially offset by repurchases of our common stock under share repurchase programs of $24.6 million in the prior year period. We also repaid $3.8 million on our debt during the three months ended March 31, 2024, compared to repayments of $2.1 million during the period year period.
Off-Balance Sheet Arrangements
As of March 31, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Interest Rate Risk
We are exposed to changes in interest rates as a result of the outstanding balance under the Second Amended First Lien Term Loan Facility, as well as any borrowings under the Second Amended Revolving Credit Facility. Our primary exposure is an increase in SOFR, which would increase the interest rate we pay on the outstanding principal balance of our debt. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Any increases in our outstanding indebtedness will amplify the effects of increased interest rates.
As of March 31, 2024, the outstanding principal balance of $746.3 million on the Second Amended First Lien Term Loan Facility was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $7.5 million.
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
Inflation Risk
The inflation rate has recently been falling by some measures after reaching a nearly three decade high in 2022, but interest rates remain high and may continue to increase our operating costs and our interest expense. We also expect our labor costs to continue to increase as the growing competition for labor has a greater impact on our business. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. However, we may not be able to raise our pricing sufficiently to offset our increased costs, for competitive reasons or because some of our customer agreements fix the prices we may charge for some period of time and/or limit permissible price increases. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, as defined under Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 1, 2024, a putative securities class action, Deutsch v. HireRight Holdings et al., No. 3:24-cv-00371 (M.D. Tenn.), was filed against the Company and certain current and former directors and officers of the Company in the United States District Court for the Middle District of Tennessee. The complaint asserts claims under the Securities Act of 1933 on the basis that the Company’s October 2021 IPO offering documents allegedly misrepresented or omitted material information about the Company’s business risks and revenue growth. These claims are asserted on behalf of a putative class of all persons and entities who purchased or otherwise acquired HireRight securities in its IPO or purchased HireRight securities thereafter in the stock market pursuant and/or traceable to the Company’s offering documents issued in connection with the IPO. The case is in the preliminary stages and the Company has not yet responded to the complaint. This matter is in a preliminary stage of litigation. The outcome of the case depends upon questions of fact and law that are or may be disputed or not fully known, and cannot be predicted with confidence at this time. Accordingly, the Company cannot estimate a loss or a range of loss, if any, for this matter. The Company intends to vigorously defend this matter.

See “Part I, Item 1. Financial Statements (unaudited) - Note 13 — Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information on legal proceedings.
Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition, and future results. The risks described in our Annual Report may change over time, and additional risks and uncertainties that we are not aware of, or that we do not currently consider to be material, may emerge.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
Insider trading arrangements and policies
During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
5/10

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HireRight Holdings Corporation
Date: May 7, 2024

By:	/s/ Thomas M. Spaeth
Name:	Thomas M. Spaeth
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2024

By:	/s/ Laurie Blanton
Name:	Laurie Blanton
Title:	Chief Accounting Officer
(Principal Accounting Officer)